Form 10-Q
period 2010-06-30
GXS Worldwide, Inc.
filed 2010-08-31
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission file number: 333-167650

GXS Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2181508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9711 Washingtonian Boulevard, Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

301-340-4000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐              Accelerated filer ☐           Non-accelerated filer ☑                 Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of June 30, 2010, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

GXS WORLDWIDE, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2010

INDEX

PART I.  FINANCIAL INFORMATION

In this Quarterly Report, all references to “our,” “us,” “we,” “the Company” and “GXS” refer to GXS Worldwide, Inc. and its subsidiaries as a consolidated entity, unless the context otherwise requires or where otherwise indicated.

The common stock of GXS, Inc., GXS Worldwide, Inc.’s only subsidiary, is collateral for the Company’s 9.75% Senior Secured Notes due 2015, which are the subject of a registered exchange offer that commenced on August 11, 2010 and is expected to expire on September 10, 2010 (subject to extension). Securities and Exchange Commission Rule 3-16 of Regulation S-X (“Rule 3-16”) requires financial statements for each of the registrant’s affiliates whose securities constitute a substantial portion of the collateral for registered securities. The common stock of GXS, Inc. is considered to constitute a substantial portion of the collateral for the registered notes being offered in the exchange offer. Accordingly, the financials statements of GXS, Inc. would be required by Rule 3-16. Management does not believe the GXS, Inc. financial statements would add meaningful disclosure and has not included those financial statements herein, because they are substantially identical to the GXS Worldwide, Inc. financial statements and the total assets, revenues, operating income, net income (loss) and cash flows of GXS, Inc. are expected to continue to constitute substantially all of the corresponding amounts for GXS Worldwide, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2009	June 30, 2010
Assets		(unaudited)
Current:
Cash and cash equivalents	$25,549	$24,451
Receivables, net	90,028	94,469
Prepaid expenses and other current assets	12,760	18,392
Total current assets	128,337	137,312

Restricted cash	227,580	––
Property and equipment, net	91,208	94,601
Goodwill	75,856	249,531
Other intangible assets, net	9,254	178,653
Deferred financing costs	22,622	20,807
Other assets	19,165	20,782

Total Assets	$574,022	$701,686

Liabilities and Stockholder's Deficit
Current:
Borrowings under revolving credit facility	$––	$15,000
Trade payables	10,995	9,137
Deferred income	29,914	38,446
Accrued expenses and other current liabilities	60,232	66,357
Total current liabilities	101,141	128,940

Long-term debt	766,450	767,746
Deferred tax liabilities	1,330	7,865
Other liabilities	43,863	49,842
Total liabilities	912,784	954,393

GXS Worldwide, Inc. stockholder's deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	357,851	427,572
Accumulated deficit	(690,147)	(672,731)
Accumulated other comprehensive loss	(6,707)	(7,739)
Total GXS Worldwide, Inc. stockholder's deficit	(339,002)	(252,897)
Non-controlling interest	240	190
Total deficit	(338,762)	(252,707)

Total Liabilities and Stockholder's Deficit	$574,022	$701,686

See accompanying notes to condensed consolidated financial statements.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2010	2009	2010
Revenues	$86,864	$97,649	$170,710	$182,335

Costs and operating expenses:
Cost of revenues	48,405	50,407	97,912	94,463
Sales and marketing	10,477	13,067	21,185	24,548
General and administrative	11,838	12,466	25,392	25,803
Restructuring charges	6,181	781	6,601	1,067
Merger and acquisition fees	––	6,519	––	9,004
Operating income	9,963	14,409	19,620	27,450

Other income (expense):
Loss on disposition of assets	––	(1,724)	––	(1,724)
Interest income	74	90	138	129
Interest expense	(15,242)	(20,717)	(27,082)	(42,938)
Other income (expense), net	2,344	(560)	621	(1,412)
Loss before income taxes	(2,861)	(8,502)	(6,703)	(18,495)

Income tax expense (benefit)	6	(36,537)	503	(35,861)
Net income (loss)	(2,867)	28,035	(7,206)	17,366
Less: Net income (loss) attributable to non-controlling interest	(7)	(21)	1	(50)
Net income (loss) attributable to GXS Worldwide, Inc.	$(2,860)	$28,056	$(7,207)	$17,416

See accompanying notes to condensed consolidated financial statements.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2010	2009	2010

Net income (loss)	$(2,867)	$28,035	$(7,206)	$17,366
Unrealized gain (loss) on interest rate swap	954	––	(494)	––
Foreign currency translation adjustments	3,115	(367)	3,044	(1,032)
Comprehensive income (loss)	1,202	27,668	(4,656)	16,334
Less: Comprehensive income (loss) attributable to non-controlling interest	(7)	(21)	1	(50)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$1,209	$27,689	$(4,657)	$16,384

See accompanying notes to condensed consolidated financial statements.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total Stockholder's deficit
Balance at December 31, 2009	$1	$357,851	$(690,147)	$(6,707)	$240	$(338,762)
Net income (loss)	––	––	17,416	––	(50)	17,366
Stock compensation expense	––	83	––	––	––	83
Waiver of payment by Francisco Partners of management fees	––	833	––	––	––	833
Contribution from GXS Holdings	––	68,805	––	––	––	68,805
Foreign currency translation adjustments	––	––	––	(1,032)	––	(1,032)
Balance at June 30, 2010	$1	$427,572	$(672,731)	$(7,739)	$190	$(252,707)

See accompanying notes to condensed consolidated financial statements.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months ended June 30,
	2009	2010
Cash flows from operations:
Net income (loss)	$(7,206)	$17,366
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,330	18,851
Deferred income taxes	(1,228)	152
Change in deferred tax asset valuation allowance resulting from business acquisition	––	(36,821)
Loss on disposition of assets	––	1,724
Amortization of deferred financing costs and debt discount	1,553	3,722
Unrealized gain on interest rate swap	(414)	(3,333)
Stock compensation expense	80	83
Accretion of interest on obligations of GXS Holdings	2,206	––
Changes in operating assets and liabilities, net of effect of business acquisition:
Decrease in receivables	5,943	10,850
Increase in prepaid expenses and other assets	(5,586)	(1,114)
Decrease in trade payables	(2,066)	(14,803)
Decrease in deferred income	(489)	(2,309)
Increase (decrease) in accrued expenses and other liabilities	7,182	(1,501)
Other	(2,687)	3,282
Net cash provided by (used in) operating activities	26,618	(3,851)

Cash flows from investing activities:
Purchases of property and equipment	(13,132)	(19,517)
Proceeds from sale of assets	––	400
Business acquisition, net of cash acquired of $14,440	––	(220,005)
Decrease in restricted cash	––	227,580
Net cash used in investing activities	(13,132)	(11,542)

Cash flows from financing activities:
Repayment of long-term debt	(42,138)	––
Borrowings under revolving credit facility	18,000	23,000
Repayments of borrowings under revolving credit facility	(18,000)	(8,000)
Payment of financing costs	(2,621)	(228)
Net cash provided by (used in) financing activities	(44,759)	14,772
Effect of exchange rate changes on cash	2,272	(477)

Decrease in cash and cash equivalents	(29,001)	(1,098)
Cash and cash equivalents, beginning of year	47,863	25,549
Cash and cash equivalents, end of period	$18,862	$24,451

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,885	$41,460
Cash paid for income taxes	$790	$1,060

Noncash investing and financing activities:
Advisory fees waived by Francisco Partners	$1,000	$833
Fair value of equity securities issued in business acquisition	$-	$68,805

See accompanying notes to condensed consolidated financial statements.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, unless otherwise indicated)

 (1)  Business and Basis of Presentation

GXS Worldwide, Inc. and its subsidiaries (GXS Worldwide or the Company) are primarily engaged in the business of providing transaction management infrastructure products and services that enable companies to electronically exchange essential business documents. The Company’s services and solutions enable customers to manage mission critical supply chain functions and financial transactions related to the exchange of goods and services. Customers and their trading partners do business together via GXS Trading Grid®, a globally-accessible, cloud-computing platform specifically designed for B2B e-commerce. The Company is a wholly owned subsidiary of GXS Group, Inc. (GXS Group).

On June 2, 2010, GXS Holdings, Inc. (GXS Holdings), a Delaware corporation and our direct parent company, which directly owned 100% of the Company’s issued and outstanding common stock, acquired Inovis International, Inc. (Inovis), a provider of integrated B2B services and solutions that manage the flow of e-commerce information for global trading communities (the Merger). Following the Merger, Inovis was merged with GXS, Inc. (GXSI), an indirect wholly-owned subsidiary, and became an indirect wholly-owned subsidiary of GXS Group, Inc. (previously known as Griris Holding Company, Inc.). Certain foreign subsidiaries of Inovis became wholly owned subsidiaries of GXSI.

The Merger is being accounted for using the purchase method of accounting prescribed in Financial Accounting Standard Codification 805 – Business Combinations. Under this standard, the excess of the purchase price over net assets acquired and liabilities assumed is recorded as goodwill. Purchase price allocated to property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets will result in additional depreciation and amortization expense after the Merger. The amount of depreciation and amortization will be based upon the amount allocated and the estimated useful lives of the respective assets.  Revenue and operating income will be affected by a write-down of deferred revenue to reflect estimated fair value. The adjustment to deferred revenue will affect revenue and operating income in the twelve months following the Merger.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the financial position and results of operations.

Interim results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for a full fiscal year.  For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2009, which are included in the Company’s registration statement on Form S-4 filed under the Securities Act with the Securities and Exchange Commission (SEC) on July 27, 2010.

Certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 2009 and for the three and six months ended June 30, 2009 to conform to the presentation at June 30, 2010 and for the three and six months then ended.

 (2)  Summary of Significant Accounting Policies

(a)  Consolidation

The condensed consolidated financial statements represent the consolidation of all companies in which the Company directly or indirectly has a majority ownership interest and controls the operations. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company has an ownership interest of 50% or less but can exercise significant influence over the investee’s operations and policies are accounted for under the equity method of accounting. The Company uses the cost method to account for investments where it holds less than a 20% ownership interest and where it cannot exercise significant influence over the investee’s operations and policies. At the end of each reporting period, the Company assesses the fair value of its investments to determine if any impairment has occurred. To the extent the Company’s carrying value exceeds the estimated fair value and the loss is considered to be other than a temporary decline, the Company records an impairment charge.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Dollars in thousands, unless otherwise indicated)

(b)  Foreign Currency

The financial statements of most subsidiaries located outside of the United States are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting translation gains and losses are included as a separate component of other comprehensive income (loss). Gains and losses from transactions in foreign currency are included in the condensed consolidated statements of operations within other income (expense), net.

(c)  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of overnight interest bearing deposits.

 (d)  Revenue Recognition

The Company generates revenues from three principal sources:

Transaction Processing — The Company earns recurring transaction processing fees from facilitating the exchange of business documents among its customers’ computer systems and those of their trading partners. Such revenues are generally based on a per transaction fee or monthly minimum charge and are recognized in the period in which the related transactions are processed. Revenue on contracts with monthly, quarterly or annual minimum transaction levels is recognized based on the greater of actual transactions or the specified contract minimum amounts.

Software Licensing and Maintenance — The Company earns revenue from the licensing of software applications that facilitate and automate the exchange of information among disparate business systems and applications. Such revenues are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable. Revenue from licensing software that requires significant customization and modification or where services are otherwise considered essential to the functionality of the software are recognized using the percentage of completion method, based on the costs incurred in relation to the total estimated costs of the contract. Revenue from hosted software applications are recognized ratably over the hosting period unless the customer has the contractual right to take possession of the software without significant penalty and it is feasible for the customer to use the software with its own hardware or contract with another party unrelated to the Company to host the software. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the related maintenance period, which is typically one year.

Professional Services — Professional services are generally conducted under time and material contracts and revenue is recognized as the related services are provided.

For arrangements with more than one element of revenue, the Company allocates revenue to each component based on vendor specific objective evidence (VSOE) of fair value. VSOE for software maintenance is based on contractual renewal rates. Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

The Company defers direct costs associated with implementation of certain of its long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of those costs as of December 31, 2009 and June 30, 2010 were $14,403 and $15,595, respectively, and are included in other non-current assets in the condensed consolidated balance sheets.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Dollars in thousands, unless otherwise indicated)

(e)  Comprehensive Loss

Comprehensive loss consists of net loss adjusted for increases and decreases affecting accumulated other comprehensive loss in stockholder’s deficit that are excluded from the determination of net loss.

Accumulated other comprehensive loss consisted of the following:

	December 31, 2009	June 30, 2010
Additional minimum pension liability	$(963)	$(963)
Foreign currency translation adjustments	(5,744)	(6,776)
Accumulated other comprehensive loss	$(6,707)	$(7,739)

(f)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax liabilities are recorded for the impact of positions taken on income tax returns which management believes are not likely to be sustained on tax audit.  Interest expense accrued on such unrecognized tax benefits and income tax penalties are recognized through income tax expense.

The expected effective income tax rate for the three and six months ended June 30, 2009 and 2010 differs from the federal statutory rate of 35% principally as a result of state income taxes, differing rates in foreign jurisdictions, the effect of losses in the United States and foreign jurisdictions for which no income tax benefit has been recognized and the decrease in the Company’s deferred tax asset valuation allowance as a result of net deferred tax liabilities assumed and recognized in purchase accounting. Such reduction was recognized as an income tax benefit in the condensed consolidated statement of operations.

 (g)  Derivative Instruments

Derivative instruments are recognized on the condensed consolidated balance sheets at their fair value and changes in the fair value are recognized in income, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of any changes in fair value is recorded temporarily in equity, and then recognized in income along with the related effects of the hedged items. Any ineffective portion of hedges is reported in income as it occurs.

The Company determined the fair value of its interest rate swap using pricing models developed based on the LIBOR swap rate and other observable inputs, adjusted to reflect non performance risk of both the counterparty and the Company.  The Company considers the interest rate swap to be included within Level 2 of the fair value hierarchy established by U.S. GAAP, as its fair value is measured primarily utilizing observable market based inputs.

 (h)  Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, an interest rate swap and long-term debt. Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments. As of June 30, 2010, the Company’s long-term debt was trading close to the issue price so the Company considers the fair value to approximate the book value. The fair value of the Company’s interest rate swap is discussed further in note 8.

 (i)  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Significant estimates used in preparing the condensed

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Dollars in thousands, unless otherwise indicated)

consolidated financial statements include recovery of long-lived assets, valuation of receivables and valuation of deferred tax assets. In addition, estimates are required to recognize revenue for software arrangements with multiple deliverables and to assess the stage at which software development costs should be capitalized.

(j)  Recently Released Accounting Standards

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13 (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 supersedes EITF No. 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. Management is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on the Company’s consolidated results of operations and financial condition.

(3)  Acquisition of Inovis

On June 2, 2010, GXS Holdings acquired all the capital stock of Inovis International, Inc. for total consideration of $303,250, including cash of $129,782 paid to retire the outstanding debt of Inovis and cash of $104,663 paid to the Inovis stockholders. The Inovis stockholders also received common and preferred stock, with a preliminary estimated fair value of $68,805, in a newly formed holding company, GXS Group, Inc., which owns all of the capital stock of GXS Holdings, resulting in Inovis stockholders having an approximate 28.1% ownership interest in the combined company following consummation of the Merger. Concurrent with the Merger, through a series of transactions, the capital stock of Inovis was contributed to GXS, Inc., a wholly-owned subsidiary of the Company and Inovis International, Inc. and certain of its U.S. subsidiaries became wholly-owned subsidiaries of GXS, Inc.

The Company used net proceeds held in escrow of $227,580 obtained from the senior secured notes issued in December 2009 to retire the Inovis indebtedness and to fund a portion of the cash consideration paid to the Inovis stockholders. Of the $104,663 cash paid to the Inovis stockholders, $10,800 is held in escrow until the indemnification obligations of the Inovis stockholders expire on June 2, 2011.

Inovis is a provider of integrated B2B services and solutions that manage the flow of e-commerce information for global trading communities. The Merger will expand the Company’s customer base in the U.S., Canada and the U.K., broaden its product offerings and increase the functionality of its managed services offering.

The Merger was accounted for using the purchase method of accounting prescribed in Financial Accounting Standard Codification 805 – Business Combinations. Under this standard, the excess of the purchase price over the fair value of net assets acquired and liabilities assumed is recorded as goodwill. The application of purchase accounting for the transaction resulted in a preliminary value of $303,250.  On that basis, the table below shows the preliminary value of the consideration paid in connection with the Merger:

Debt of Inovis retired at closing	$129,782
Cash paid to stockholders of Inovis	104,663
Preliminary estimated fair value of equity securities issued to stockholders of Inovis	68,805
Total consideration	$303,250

All expenditures incurred in connection with the Merger were expensed and are included in operating expenses. Transaction costs incurred in connection with the Merger were $6,519 and $9,004 during the three months and six months ended June 30, 2010, including $3,000 paid to Francisco Partners during the three months ended June 30, 2010. The results of operations for Inovis have been included in the condensed consolidated results of operations for the period June 2, 2010 through June 30, 2010.

We have preliminarily allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Inovis acquisition. The table below summarizes the preliminary estimates of fair value of the Inovis assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date. The Company expects to obtain additional information to assist in determining the fair value of the net assets acquired at the acquisition date. Therefore, these

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Dollars in thousands, unless otherwise indicated)

preliminary estimates may be revised in future periods during the applicable measurement period and the revisions may materially affect the presentation of our consolidated financial results. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Preliminary Allocation June 2, 2010
Acquired assets:
Current assets	$34,917
Property and equipment	5,802
Other non-current assets	555
Goodwill	174,606
Amortized intangible assets	171,380
Total assets	387,260

Assumed liabilities:
Current liabilities	(38,609)
Deferred tax liabilities	(42,836)
Other non-current liabilities	(2,565)
Total liabilities	(84,010)
Total consideration	$303,250

Amortized intangible assets and the related estimated useful lives consist of the following:

	Preliminary Estimated Useful Lives	Preliminary Estimated Value June 2, 2010

Customer relationships	15-20 years	$149,100
Product technology	5-10 years	17,780
Trademarks	5 years	4,500
		$171,380

In connection with the Merger, the Company reduced its deferred tax asset valuation allowance by $36,821 as the result of net deferred tax liabilities assumed and recognized in purchase accounting. Such reduction was recognized as an income tax benefit in the condensed consolidated statements of operations for the three and six months ended June 30, 2010.

The following schedule presents unaudited consolidated pro forma results of operations data as if the Merger had occurred on January 1, 2009. This information does not purport to be indicative of the actual results that would have occurred if the Merger had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2010	2009	2010
Revenues	$120,107	$120,561	$237,261	$237,173
Net loss	(5,183)	(446)	(15,305)	(3,730)

The Merger was subject to regulatory review.  In connection with the review by the Antitrust Division of the U.S. Department of Justice, the Company divested its catalog service offering.  On May 28, 2010, the Company sold customer contracts and intellectual property rights related to its catalog service offering and recorded a loss on sale of $1,724.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Dollars in thousands, unless otherwise indicated)

 (4)  Accounts Receivable

Accounts receivable, net were comprised of the following:

	December 31, 2009	June 30, 2010

Trade accounts receivable	$79,763	$86,607
Unbilled receivables	2,200	2,454
Other receivables	22,414	20,035
	104,377	109,096
Less: allowance for doubtful accounts	(14,349)	(14,627)
Total	$90,028	$94,469

 (5)  Property and Equipment

Property and equipment, net were comprised of the following:

	December 31, 2009	June 30, 2010

Computer equipment and furniture	$249,125	$195,555
Computer software	287,216	293,847
Leasehold improvements	18,673	19,808
	555,014	509,210
Less: accumulated depreciation and amortization	(463,806)	(414,609)
Total	$91,208	$94,601

(6)  Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the six months ended June 30, 2010:

Beginning of year	$75,856
Merger-related additions	174,606
Foreign currency translation	(931)
End of period	$249,531

On June 2, 2010, the Company acquired Inovis for total consideration of $303,250, as more fully discussed in note 3.  The preliminary aggregate purchase price exceeded the preliminary estimated fair value of the net tangible assets and identified intangible assets by $174,606, which was allocated to goodwill.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Dollars in thousands, unless otherwise indicated)

Other acquired intangible assets were comprised of the following:

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$246,864	$(93,467)	$153,397
Product technology	17,780	(167)	17,613
Trade names and trademarks	4,500	(75)	4,425
Other acquired intangible assets	3,840	(2,741)	1,099
Total	$272,984	$(96,450)	$176,534

Unamortized intangible assets:
Trade names and trademarks	$2,119

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$97,875	$(92,046)	$5,829
Other acquired intangible assets	3,865	(2,585)	1,280
Total	$101,740	$(94,631)	$7,109

Unamortized intangible assets:
Trade names and trademarks	$2,145

Intangible assets, except for those with an indefinite life, are amortized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed or on a straight-line basis. Amortization expense related to intangible assets was $4,900 and $10,256 for the three and six months ended June 30, 2009, respectively, and $1,385 and $1,818 for the three and six months ended June 30, 2010. Estimated aggregate amortization expense of intangible assets for the period from July 1, 2010 through December 31, 2010 and for each of the following five years ending December 31 is approximately: $6,595 remaining in 2010, $13,190 in 2011, $13,190 in 2012, $13,190 in 2013, $11,445 in 2014, $10,665 in 2015 and $108,259 thereafter.

The gross carrying amounts of certain intangible assets are impacted by certain balances being denominated in foreign currencies.  These balances are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Dollars in thousands, unless otherwise indicated)

(7)  Long-Term Debt

The carrying values of our notes payable were as follows:

	December 31, 2009	June 30, 2010

Senior secured notes	$785,000	$785,000
Less: unamortized discount	(18,550)	(17,254)
Long-term debt	$766,450	$767,746

The fair values of the senior secured notes approximate their respective book values at December 31, 2009 and June 30, 2010.

Senior Secured Notes

On December 23, 2009, the Company issued $785,000 of senior secured notes (the Senior Secured Notes) with an original issue discount of approximately $18,608. Net proceeds from issuance were used to retire all of the outstanding debt under the 2007 Credit Facility, $35,000 of GXS Holdings outstanding subordinated notes, pay debt issue costs and for other general corporate purposes. Furthermore, under the terms of the indenture, the Company placed $227,580 in an escrow account to fund the Merger. On June 2, 2010, the Company withdrew all of the funds from the escrow account to fund a portion of the cash paid to retire the outstanding debt of Inovis and the cash paid to the Inovis stockholders as more fully described in note 3.

On July 27, 2010, the Company filed a registration statement with the SEC to register new notes with materially identical terms to the Senior Secured Notes.  On August 11, 2010, the Company filed a prospectus pursuant to Rule 424(b) of the Securities Act with the SEC to offer a public exchange of these notes.  The exchange offer expires on September 10, 2010 (subject to extension).

The Senior Secured Notes bear interest at an annual rate of 9.75%, with interest payable on June 15 and December 15 each year. The Senior Secured Notes mature on June 15, 2015 and are guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries and all other domestic subsidiaries that guarantee the Company’s other indebtedness; and in certain circumstances are secured by an interest granted on substantially all of the Company’s properties and assets. The Senior Secured Notes contain covenants that, among other things, restrict the Company’s ability to pay dividends, redeem stock, or make certain distributions or payments or investments, incur indebtedness, create liens on the collateral, merge, consolidate or sell assets, and enter into transactions with affiliates.

Revolving Credit Facility

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50,000 revolving credit facility. The interest rate for the revolving credit facility is an amount to be determined above the London Interbank Offered Rate (subject to a LIBOR floor of 2.0%) or at an amount to be determined above the administrative agent’s “base rate” (subject to a floor of 3.0%), at the Company’s option. The revolving credit facility is guaranteed by the guarantors that guarantee the Senior Secured Notes and secured by collateral that secure the Senior Secured Notes. The revolving credit facility is used by the Company, among other things, to fund its working capital needs, back letters of credit and for general corporate purposes. The Company’s ability to borrow additional monies in the future under the revolving credit facility is subject to certain conditions, including compliance with certain covenants beginning with the fiscal quarter that ended March 31, 2010. As of June 30, 2010, the Company had outstanding letters of credit of $11,661, borrowings of $15,000 and additional available borrowings of $23,339 under the revolving credit facility. The annual interest rate on the borrowings outstanding under the Revolving Credit Facility at June 30, 2010 was 7.75%.  Following the December 23, 2009 debt refinancing, our principal sources of liquidity are expected to be cash, cash flow from operations and borrowings under the revolving credit facility. The revolving credit facility shall be repaid in full, and the commitments shall terminate, on the date that is three years after December 23, 2009.

The revolving credit facility requires the Company to maintain certain financial and nonfinancial covenants. Noncompliance with any covenant specified in the Credit and Guaranty Agreement would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable. At June 30, 2010, the Company was in compliance with all financial and nonfinancial covenants.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Dollars in thousands, unless otherwise indicated)

2007 Credit Facility

On October 5, 2007, the Company entered into a first lien credit agreement (the First Lien Agreement) and a second lien credit agreement (the Second Lien Agreement and together with the First Lien Agreement, the 2007 Credit Facility). Proceeds from the 2007 Credit Facility together with a capital contribution from GXS Holdings and cash resources were used to retire all amounts under the 2005 Credit Facility and the Company’s outstanding Senior Subordinated Notes. The First Lien Agreement consisted of (a) a $335,000 term credit facility (the First Lien Facility) and (2) a $50,000 revolving credit facility. The Second Lien Agreement consisted of a $175,000 term credit facility (the Second Lien Facility). Interest expense for the 2007 Credit Facility was $11,853 and $21,057 for the three months and six months ended June 30, 2009, respectively.

All amounts outstanding under the 2007 Credit Facility were retired upon issuance of the Senior Secured Notes on December 23, 2009, and the 2007 Credit Facility was terminated.

Obligations of GXS Holdings

On October 5, 2007, GXS Holdings issued $55,000 of subordinated notes due September 30, 2017. The notes bear interest at 14.2%, all payable in additional debt securities with the same terms and conditions as the subordinated notes. The Company has not guaranteed nor pledged any of its assets to secure the notes. The entire proceeds from these subordinated notes were used to fund a capital contribution to the Company which was used, in part, to repay the debt which was refinanced in connection with the closing of the 2007 Credit Facility.

The Company repaid $35,000 of the outstanding subordinated notes in December 2009 with a portion of the proceeds from the issuance of the Senior Secured Notes. In the three and six months ended June 30, 2009, interest expense incurred related to the GXS Holdings debt and included in the Company’s condensed consolidated statements of operations was $1,122 and $2,206, respectively.

Other Information

The Company expects that cash flows from foreign operations will be required to meet its domestic debt service requirements. The Company expects to generate cash flows from its foreign operations from the sale of network and processing resources, software licenses and software maintenance contracts. However, there is no assurance that the foreign subsidiaries will generate sufficient cash flow or that the laws in foreign jurisdictions will not change to limit collections on these sales or increase the tax burden on the collections.

 (8)  Financial Instruments

The Company has an interest rate swap agreement with a commercial bank with a notional amount of $255,000. The provisions of the agreement provide that the Company will pay the counterparty a fixed rate of 3.86%. The counterparty will pay the Company a variable rate equal to three-month LIBOR, which was 0.31% at June 30, 2010. The fair value of the interest rate swap was $11,848 and $8,515 as of December 31, 2009 and June 30, 2010, respectively, and was recorded in other liabilities in the condensed consolidated balance sheets.  The interest rate swap agreement has a three-year term which expires on April 26, 2011.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage the Company’s exposure related to changes in the three month LIBOR rate associated with its variable-rate 2007 Credit Facility. As the hedged future forecasted transactions (variable interest payments on the 2007 Credit Facility) were no longer probable of occurring upon the repayment and extinguishment of the 2007 Credit Facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009. In addition, changes in the fair value of the interest rate swap are now recorded through interest expense, and the change in fair value of the interest rate swap of $2,291 and $3,333 were recorded as a reduction to interest expense in the three and six months ended June 30, 2010.

(9)  Contingencies

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business, none of which management believes are likely to have a material adverse effect on the Company’s financial position or results of operations.

In 2006, Inovis became aware of patent infringement allegations by a third party against certain customers of one of Inovis’ software technology products. In July 2007, Inovis filed a complaint for declaratory judgment against the third party in the United States District Court of Delaware, seeking a judgment and declaration that neither Inovis nor any of its customers have infringed on the

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Dollars in thousands, unless otherwise indicated)

patent at issue.  Inovis filed a Request for Reexamination of such patent with the U.S. Patent and Trademark Office (the “USPTO”) which was accepted in May 2008, resulting in the amendment and/or cancellation of certain of the patent claims.  In September 2009, the USPTO granted a second Request for Reexamination of the patent filed by Inovis, finding a substantial  new question of patentability with respect to all claims.  In March 2010, the USPTO issued an initial ruling rejecting all of the claims in the patent.  The litigation is currently stayed pending the outcome of the second reexamination proceeding.  Although the Company believes that the third party’s patent infringement allegations are without merit, there can be no assurance that the Company will prevail in the litigation.

(10)  Restructuring Charges

During the past several years, the Company has undertaken a series of restructuring activities, which included closing, consolidating or abandoning certain office facilities and employee terminations, in order to reduce expenses in response to changing business requirements. Notably, in 2009, the Company initiated a plan to relocate its global headquarters and sublet its former global headquarters. The move was completed in 2010. The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring plans.

The Company recorded a restructuring accrual of $1,345 for costs associated with the termination of certain Inovis employees who were terminated upon consummation of the Merger. This restructuring accrual was established as part of the assumed liabilities of Inovis, as shown in note 3. Accordingly, there was no charge in the current period for the costs associated with these activities. The Company expects to take restructuring charges in 2010 and beyond related to exit activities associated with the integration of the Inovis business.

The changes in the restructuring accrual for the six months ended June 30, 2010 are as follows:

	Severance	Facilities	Total

Balance as of December 31, 2009	$149	$12,480	$12,629
Restructuring charges	825	242	1,067
Merger-related exit costs	1,345	––	1,345
Payments and other adjustments	(746)	(2,724)	(3,470)
Balance as of June 30, 2010	$1,573	$9,998	$11,571

Amounts that are estimated to be payable in the next twelve months  totaled $4,553 and $4,861 at December 31, 2009 and June 30, 2010, respectively and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

(11)  Related Party Transactions

Prior to the merger with Inovis on June 2, 2010, the Company had an agreement with Francisco Partners, the controlling shareholder of GXS Holdings, under which the Company had agreed to pay Francisco Partners an annual fee of $2,000 plus expenses for financial advisory and consulting services (the Monitoring Agreement). The expense related to the fees payable under the Monitoring Agreement was $500 and $651 for the three months ended June 30, 2009 and 2010, respectively, and $1,000 and $833 for the six months ended June 30, 2009 and 2010, respectively. Francisco Partners waived the payment of $2,000 of fees earned during the year ended December 31, 2009 and $833 of fees earned through June 2, 2010. Such amounts were recorded as contributions to additional paid-in capital in the condensed consolidated statements of changes in stockholder’s deficit.  The Company paid Francisco Partners an advisory fee of $3,000 prior to the closing of the Merger.

On June 2, 2010, the Company terminated the Monitoring Agreement and GXS Group entered into a new management agreement pursuant to which GXS Group agreed to pay in the aggregate an annual fee of $4,000 to Francisco Partners and certain former shareholders of Inovis, Golden Gate Capital and Cerebus Partners, in exchange for financial advisory and consulting services (the Management Agreement). The Management Agreement has a term of ten years. The expense related to the management fee was $318 for the period from June 2, 2010 through June 30, 2010 and will be payable in full on December 31, 2010 along with the remaining management fees that will accrue during 2010.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Dollars in thousands, unless otherwise indicated)

One of our executives is an investor in Mentora Group, Inc., a company that has provided technology-related consulting and hosting management services for Inovis. During the period from the date of acquisition through June 30, 2010, the Company incurred fees payable to Mentora of $185 for services provided during that period under various service agreements.

 (12)  Subsequent Events

Management evaluated all events and transactions that occurred after June 30, 2010 and through the date of this report, and determined the Company did not have any material subsequent events that require adjustment to or disclosure in the condensed consolidated financial statements during this period.

 (13)  Supplemental Condensed Consolidated Financial Information

The Senior Secured Notes are guaranteed by each of the Company’s United States subsidiaries (the Subsidiary Guarantors). The guarantees are full, unconditional and joint and several. The Subsidiary Guarantors are each wholly owned by the Company. The ability of the Company’s subsidiaries to make cash distributions and loans to the Company and Subsidiary Guarantors is not expected to be significantly restricted. The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company, Subsidiary Guarantors and the Company’s non-guarantor subsidiaries.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2009
(In thousands)
(unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$––	$12,983	$12,566	$––	$25,549
Receivables, net	––	33,946	56,082	––	90,028
Prepaid expenses and other assets	––	2,459	10,301	––	12,760
Advances to subsidiaries	––	504,773	198,220	(702,993)	––
Total current assets	––	554,161	277,169	(702,993)	128,337
Restricted cash	––	227,580	––	––	227,580
Investments in subsidiaries	421,238	4,284	––	(425,522)	––
Property and equipment, net	––	84,196	7,012	––	91,208
Goodwill	––	58,087	17,769	––	75,856
Other intangible assets, net	––	700	8,554	––	9,254
Deferred financing costs	22,622	––	––	––	22,622
Other assets	––	12,225	6,940	––	19,165
Total Assets	$443,860	$941,233	$317,444	$(1,128,515)	$574,022

Liabilities and Equity (Deficit)
Current:
Trade payables	$950	$6,548	$3,497	$––	$10,995
Other current liabilities	3,614	37,823	48,709	––	90,146
Advances from affiliates	––	465,977	237,016	(702,993)	––
Total current liabilities	4,564	510,348	289,222	(702,993)	101,141
Long-term debt	766,450	––	––	––	766,450
Other liabilities	11,848	9,647	23,698	––	45,193
Total liabilities	782,862	519,995	312,920	(702,993)	912,784
Equity (Deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(339,002)	421,238	4,284	(425,522)	(339,002)
Non-controlling interest	––	––	240	––	240
Total equity (deficit)	(339,002)	421,238	4,524	(425,522)	(338,762)
Total Liabilities and Equity (Deficit)	$443,860	$941,233	$317,444	$(1,128,515)	$574,022

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
June 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$––	$12,936	$11,515	$––	$24,451
Receivables, net	––	42,674	51,795	––	94,469
Prepaid expenses and other assets	––	5,398	12,994	––	18,392
Advances to subsidiaries	––	756,004	190,985	(946,989)	––
Total current assets	––	817,012	267,289	(946,989)	137,312
Investments in subsidiaries	523,944	24,784	––	(548,728)	––
Property and equipment, net	––	88,205	6,396	––	94,601
Goodwill	––	218,176	31,355	––	249,531
Other intangible assets, net	––	171,126	7,527	––	178,653
Deferred financing costs	20,807	––	––	––	20,807
Other assets	––	13,680	7,102	––	20,782
Total Assets	$544,751	$1,332,983	$319,669	$(1,495,717)	$701,686

Liabilities and Equity (Deficit)
Current:
Borrowing under revolving credit facility	$15,000	$––	$––	$––	$15,000
Trade payables	1,118	4,877	3,142	––	9,137
Other current liabilities	5,269	47,218	52,316	––	104,803
Advances from affiliates	––	719,925	227,064	(946,989)	––
Total current liabilities	21,387	772,020	282,522	(946,989)	128,940
Long-term debt	767,746	––	––	––	767,746
Other liabilities	8,515	37,019	12,173	––	57,707
Total liabilities	797,648	809,039	294,695	(946,989)	954,393
Equity (Deficit)
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(252,897)	523,944	24,784	(548,728)	(252,897)
Non-controlling interest	––	––	190	––	190
Total equity (deficit)	(252,897)	523,944	24,974	(548,728)	(252,707)
Total Liabilities and Equity (Deficit)	$544,751	$1,332,983	$319,669	$(1,495,717)	$701,686

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2009
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$72,834	$47,992	$(33,962)	$86,864
Costs and operating expenses	––	51,397	53,285	(33,962)	70,720
Restructuring and related charges	––	5,059	1,122	––	6,181
Operating income (loss)	––	16,378	(6,415)	––	9,963
Other income (expense), net	(15,048)	3,851	(1,627)	––	(12,824)
Income (loss) before income taxes	(15,048)	20,229	(8,042)	––	(2,861)
Income tax expense (benefit)	––	555	(549)	––	6
Income (loss) before equity in income (loss) of subsidiaries	(15,048)	19,674	(7,493)	––	(2,867)
Equity in income (loss) of subsidiaries	12,181	(7,493)	––	(4,688)	––
Net income (loss)	(2,867)	12,181	(7,493)	(4,688)	(2,867)
Unrealized gain on interest rate swap	954	––	––	––	954
Foreign currency translation adjustments	––	––	3,115	––	3,115
Comprehensive income (loss)	(1,913)	12,181	(4,378)	(4,688)	1,202
Less: Comprehensive loss attributable to non-controlling interest	––	––	(7)	––	(7)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(1,913)	$12,181	$(4,371)	$(4,688)	$1,209

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2009
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$145,064	$94,395	$(68,749)	$170,710
Costs and operating expenses	––	110,964	102,274	(68,749)	144,489
Restructuring and related charges	––	5,229	1,372	––	6,601
Operating income (loss)	––	28,871	(9,251)	––	19,620
Other income (expense), net	(27,086)	5,659	(4,896)	––	(26,323)
Income (loss) before income taxes	(27,086)	34,530	(14,147)	––	(6,703)
Income tax expense (benefit)	––	573	(70)	––	503
Income (loss) before equity in income (loss) of subsidiaries	(27,086)	33,957	(14,077)	––	(7,206)
Equity in income (loss) of subsidiaries	19,880	(14,077)	––	(5,803)	––
Net income (loss)	(7,206)	19,880	(14,077)	(5,803)	(7,206)
Unrealized loss on interest rate swap	(494)	––	––	––	(494)
Foreign currency translation adjustments	––	––	3,044	––	3,044
Dividends from subsidiaries	––	422	––	(422)	––
Comprehensive income (loss)	(7,700)	20,302	(11,033)	(6,225)	(4,656)
Less: Comprehensive income attributable to non-controlling interest	––	––	1	––	1
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(7,700)	$20,302	$(11,034)	$(6,225)	$(4,657)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$78,238	$52,304	$(32,893)	$97,649
Costs and operating expenses	––	59,533	49,300	(32,893)	75,940
Restructuring and related charges	––	672	109	––	781
Merger and acquisition fees	6,519	––	––	––	6,519
Operating income (loss)	(6,519)	18,033	2,895	––	14,409
Other income (expense), net	(20,945)	(9)	(1,957)	––	(22,911)
Income (loss) before income taxes	(27,464)	18,024	938	––	(8,502)
Income tax benefit	––	(36,202)	(335)	––	(36,537)
Income (loss) before equity in income (loss) of subsidiaries	(27,464)	54,226	1,273	––	28,035
Equity in income (loss) of subsidiaries	55,499	1,273	––	(56,772)	––
Net income (loss)	28,035	55,499	1,273	(56,772)	28,035
Foreign currency translation adjustments	––	––	(367)	––	(367)
Comprehensive income (loss)	28,035	55,499	906	(56,772)	27,668
Less: Comprehensive loss attributable to non-controlling interest	––	––	(21)	––	(21)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$28,035	$55,499	$927	$(56,772)	$27,689

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$146,587	$101,982	$(66,234)	$182,335
Costs and operating expenses	––	114,745	96,303	(66,234)	144,814
Restructuring and related charges	––	814	253	––	1,067
Merger and acquisition fees	9,004	––	––	––	9,004
Operating income (loss)	(9,004)	31,028	5,426	––	27,450
Other income (expense), net	(42,977)	455	(3,423)	––	(45,945)
Income (loss) before income taxes	(51,981)	31,483	2,003	––	(18,495)
Income tax expense (benefit)	––	(36,066)	205	––	(35,861)
Income (loss) before equity in income (loss) of subsidiaries	(51,981)	67,549	1,798	––	17,366
Equity in income (loss) of subsidiaries	69,347	1,798	––	(71,145)	––
Net income (loss)	17,366	69,347	1,798	(71,145)	17,366
Foreign currency translation adjustments	––	––	(1,032)	––	(1,032)
Comprehensive income (loss)	17,366	69,347	766	(71,145)	16,334
Less: Comprehensive loss attributable to non-controlling interest	––	––	(50)	––	(50)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$17,366	$69,347	$816	$(71,145)	$16,384

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2009
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,206)	$19,880	$(14,077)	$(5,803)	$(7,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	––	19,551	9,779	––	29,330
Deferred income taxes	––	––	(1,228)	––	(1,228)
Amortization of deferred financing fees and debt discount	1,553	––	––	––	1,553
Unrealized gain on interest rate swap	(414)	––	––	––	(414)
Stock compensation expense	––	80	––	––	80
Accretion of interest on on obligations of GXS Holdings	2,206	––	––	––	2,206
Equity in net (income) loss of subsidiaries	(19,880)	14,077	––	5,803	––
Changes in operating assets and liabilities, net	68,500	(58,588)	(7,615)	––	2,297
Net cash provided by (used in) operating activities	44,759	(5,000)	(13,141)	––	26,618

Cash flows from investing activities:
Purchases of property and equipment	––	(12,860)	(272)	––	(13,132)
Net cash used in investing activities	––	(12,860)	(272)	––	(13,132)

Cash flows from financing activities:
Repayment of long-term debt	(42,138)	––	––	––	(42,138)
Borrowings under revolving credit facility	18,000	––	––	––	18,000
Payment of borrowings under revolving credit facility	(18,000)	––	––	––	(18,000)
Payment of financing costs	(2,621)	––	––	––	(2,621)
Net cash used in financing activities	(44,759)	––	––	––	(44,759)

Effect of exchange rate changes on cash	––	––	2,272	––	2,272

Decrease in cash and cash equivalents	––	(17,860)	(11,141)	––	(29,001)
Cash and cash equivalents, beginning of year	––	24,671	23,192	––	47,863
Cash and cash equivalents, end of period	$––	$6,811	$12,051	$––	$18,862

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$17,366	$69,347	$1,798	$(71,145)	$17,366
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	––	16,461	2,390	––	18,851
Deferred income taxes	––	––	152	––	152
Change in valuation allowance resulting from business acquisition	––	(36,821)	––	––	(36,821)
Loss on disposition of assets	––	1,724	––	––	1,724
Amortization of deferred financing fees and debt discount	3,722	––	––	––	3,722
Unrealized gain on interest rate swap	(3,333)	––	––	––	(3,333)
Stock compensation expense	––	83	––	––	83
Equity in net (income) loss of subsidiaries	(69,347)	(1,798)	––	71,145	––
Changes in operating assets and liabilities, net	36,820	(38,132)	(4,283)		(5,595)
Net cash provided by (used in) operating activities	(14,772)	10,864	57	––	(3,851)

Cash flows from investing activities:
Purchases of property and equipment	––	(18,886)	(631)	––	(19,517)
Proceeds from sale of assets	––	400	––	––	400
Business acquisition, net of cash acquired of $14,440	––	(220,005)	––	––	(220,005)
Decrease in restricted cash	––	227,580	––	––	227,580
Net cash used in investing activities	––	(10,911)	(631)	––	(11,542)

Cash flows from financing activities:
Borrowings under revolving credit facility	23,000	––	––	––	23,000
Payment of borrowings under revolving credit facility	(8,000)	––	––	––	(8,000)
Payment of financing costs	(228)	––	––	––	(228)
Net cash provided by financing activities	14,772	––	––	––	14,772

Effect of exchange rate changes on cash	––	––	(477)	––	(477)

Decrease in cash and cash equivalents	––	(47)	(1,051)	––	(1,098)
Cash and cash equivalents, beginning of year		12,983	12,566		25,549
Cash and cash equivalents, end of period	$––	$12,936	$11,515	$––	$24,451

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risk and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed under “Risk Factors” in this Quarterly Report.  The following discussion should also be read in conjunction with our audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our registration statement on Form S-4 filed with the SEC on July 27, 2010.

Overview

We are a leading global provider of B2B e-commerce and integration services and solutions that simplify and enhance business process integration, synchronization and collaboration among businesses. Our services and solutions enable our customers to manage mission critical supply chain functions and financial transactions related to the exchange of goods and services. By utilizing these services, our customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security. Approximately 30,000 global customers and their trading partners do business together via Trading Grid, a globally-accessible, cloud-computing platform specifically designed for B2B e-commerce. Our business model is characterized by substantial operating leverage, strong cash flow generation and a recurring revenue model attributable to our transaction processing and software maintenance fees.

The majority of our revenue is generated through transaction processing fees and subscriptions for access to our platform. We process more than 8 billion electronic transactions per year and support an estimated 6 million trading partner relationships. We have substantial vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive and high technology. Our platform links to approximately 30,000 customers across 50 countries with support in 11 different languages. As a result, customers view our services and solutions as essential to their day-to-day supply chain operations and typically enter into long-term contracts with us. Revenue attributable to transaction processing and software maintenance fees, which tend to be recurring in nature, represented approximately 87% of our total revenue for the six months ended June 30, 2010. Additionally, of our top 50 customers, 92% have been customers for five or more years.

On June 2, 2010, GXS Holdings, Inc. (GXS Holdings), a Delaware corporation and our direct parent company, which directly owns 100% of our issued and outstanding common stock, acquired Inovis International, Inc. (Inovis), a leading provider of fully integrated B2B services and solutions that manage the flow of critical e-commerce information for global trading communities, which we refer to as the “Merger”. Inovis’s core business has historically been the provision of messaging services to approximately 16,000 customers worldwide with approximately one billion transactions per year, primarily on a fee-per-transaction basis. Following the Merger, Inovis was merged with GXS, Inc. (GXSI), one of our indirect wholly-owned subsidiaries, and we became an indirect wholly-owned subsidiary of GXS Group, Inc. (previously known as Griris Holding Company, Inc.). Certain foreign subsidiaries of Inovis became wholly owned subsidiaries of GXSI.

Factors Affecting our Business

We have five service lines, with each service line deriving revenue from three separate types of services. Our five service lines are:

•
Messaging Services, which comprised approximately 56.6% of revenues for the six months ended June 30, 2010, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised approximately 26.3% of revenues for the six months ended June 30, 2010, allows our customers to outsource all or part of their day-to-day supply chain management activities;

•
Custom Outsourcing Services, which comprised approximately 6.9% of revenues for the six months ended June 30, 2010, relates to our legacy custom outsourcing contracts. Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but to which our technical solutions and related services can provide value;

•
B2B Software and Services, which comprised approximately 5.8% of revenues for the six months ended June 30, 2010, provides software and services that allow our customers to more effectively manage their day-to-day supply chain activities internally; and

•
Data Synchronization, which comprised approximately 4.4% of revenues for the six months ended June 30, 2010, provides tools and services that enhance our customers’ abilities to exchange data with their trading partners and manage data more efficiently within their enterprise.

Across these five service lines, we derive our revenues from:

•	transaction processing fees;

•	professional service fees earned in connection with implementing or supporting our products and services; and

•	software licensing and maintenance fees for software we develop or procure from others.

Over the past five years, our transaction processing revenues in our Messaging Services business have been adversely impacted by a number of factors. First, competitive pricing dynamics across the industry have adversely affected pricing in our Messaging Services business as transaction processing has become more commoditized. Second, several years ago we launched an initiative to pursue the migration of our customers to multi-year contracts. Pursuant to this strategy, we introduced lower price points to encourage increased platform usage, promote volume growth, attract new customers and increase existing customer retention.

In order to drive revenue growth, we have focused on investing in Managed Services, where we see significant opportunities for growth which we believe will offset declining revenues from Messaging Services. As part of our strategy of growing Managed Services, we have focused on broadening our product offering and enhancing the functionality of our Managed Services offering. As the cost of providing technologies such as transaction processing as part of our Managed Services offering is reduced, our customers expect to share in the benefits of that cost reduction. As a result, we must continue to offer value-added services and solutions to offset pricing pressure as it relates to this trend. In addition, as business processes that utilize a transaction management infrastructure have become increasingly complex and expensive for our customers to maintain in-house, we have seen an increased demand for our Managed Services offering. We will continue to target large and mid-sized enterprises, for which our outsourcing services could eliminate significant costs and staff as well as increase B2B functionality and efficiency. We believe this approach will increase our revenues and enhance profitability over the long-term.

In addition, as a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period. As a result, our revenues in recent periods have been affected by strengthening and weakening of the U.S. dollar relative to the foreign currencies in which we transact business. The weaker U.S. dollar during the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 resulted in a $2.1 million and $6.7 million increase in our revenues for the three and six months ended June 30, 2010, respectively, from translating revenues generated in foreign currencies into U.S. dollars.

Our Revenues and Expenses

Revenues

For transaction processing, we usually charge a transaction processing fee to both the sending and the receiving party. Such revenues are generally recognized on a per transaction basis in the period in which the related transactions are processed. Revenues on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of the actual transactions or the specified contract minimum amounts during the relevant period. Because the transactions we process, such as the exchange of invoices and purchase orders, are routine and essential to the day-to-day operations of our customers, the revenues generated from these fees tend to be recurring in nature. Customers who are not committed to multi-year contracts generally are under contracts for transaction processing solutions that automatically renew every month.

Professional services generally are conducted under time and material contracts and revenue is recognized as the related services are provided. Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the services.

We earn revenue from the licensing of software applications that facilitate and automate the exchange of information among disparate business systems and applications. Such revenues are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred and collection is considered probable. Revenue from licensing software that requires significant customization and modification or where services are otherwise considered essential to the functionality of the software are recognized using the percentage of completion method based on the costs incurred in relation to the total estimated costs of the contract. Revenue from hosted software applications is recognized ratably over the hosting period unless the customer has the contractual right to take possession of the software without significant penalty and it is feasible for the customer to use the software with its own hardware or contract with another party unrelated to us to host the software. Software maintenance revenues are deferred and recognized on a straight-line basis over the life of the related contract, which is typically one year.

For the three and six months ended June 30, 2009 and 2010, the breakdown of revenue by service line appears below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Service Line	2009	2010	2009	2010
Messaging Services	$52,694	$53,027	$105,299	$103,197
Managed Services	20,580	26,603	38,945	48,008
Custom Outsourcing	6,394	6,259	12,556	12,521
Data Synchronization	3,670	4,865	7,290	8,118
B2B Software and Services	3,526	6,895	6,620	10,491
Total revenues	$86,864	$97,649	$170,710	$182,335

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

Cost of Revenues

Cost of revenues primarily consists of:

•	compensation and related benefit expenses associated with our workforce engaged in service delivery, technical operations and research and development;

•	computer, network and facility operating expenses, including our network services outsourcing agreement with Verizon Business Services;

•	royalty payments associated with resale of third party software licenses; and

•	depreciation and amortization expense, including the amortization of our capitalized software costs, deferred implementation costs and acquired intangibles.

We defer direct costs associated with implementation of certain multi-year customer contracts to the extent such costs can be recovered through guaranteed minimum revenues. The unamortized balances of these costs as of December 31, 2009 and June 30, 2010 were $14.4 million and $15.6 million, respectively, and are included in other non-current assets in the condensed consolidated balance sheets.

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, restructuring charges and merger and acquisition fees.

Sales and marketing expenses primarily consist of compensation and related benefit expenses associated with our employees engaged in sales and marketing, including sales commissions, advertising costs, meetings, travel and entertainment expenses and facility costs. General and administrative expenses consists of compensation and related benefit expenses associated with our employees engaged in management, finance, legal, and human resources together with the related information technology management and costs, as well as, other general business expenses such as accounting, legal and business insurance. Restructuring charges include severance costs associated with workforce reduction efforts and lease termination costs associated with unused office space. Merger and acquisition fees include transaction costs associated with our acquisition of Inovis.

The weaker U.S. dollar during the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 resulted in an increase of $1.4 million and $4.0 million, respectively, in our costs of revenues and operating expenses for the three and six months ended June 30, 2010 from translation of our expenses incurred in foreign currencies into U.S. dollars.

The following is a summary of our costs and operating expenses for the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Costs and operating expenses:
Cost of revenues	$48,405	$50,407	$97,912	$94,463
Sales and marketing	10,477	13,067	21,185	24,548
General and administrative	11,838	12,466	25,392	25,803
Restructuring and related charges	6,181	781	6,601	1,067
Merger and acquisition fees	––	6,519	––	9,004
Total costs and operating expenses	$76,901	$83,240	$151,090	$154,885

Results of Operations

Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009

Revenues. Revenues increased by $10.7 million, or 12.4%, to $97.6 million for the three months ended June 30, 2010 from $86.9 million for the three months ended June 30, 2009. Revenues increased by $11.6 million, or 6.8%, to $182.3 million for the six months ended June 30, 2010 from $170.7 million for the six months ended June 30, 2009.  The increase was principally caused by the acquisition of Inovis, which contributed revenues of $10.6 million for the period from June 2, 2010 through June 30, 2010, and the favorable impact of translating revenues generated in foreign currencies to U.S. dollars, partially offset by competitive pricing pressure.  The weakening U.S. dollar during the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 resulted in a $2.1 million and $6.7 million increase in our revenues from translating revenues generated in foreign currencies into U.S. dollars, respectively.  Our service line revenues from:

•
Messaging Services increased by $0.3 million, or 0.6%, to $53.0 million for the three months ended June 30, 2010 from $52.7 million for the three months ended June 30, 2009.  Messaging Services revenue decreased by $2.1 million, or 2.0%, to $103.2 million from $105.3 million for the six months ended June 30, 2009.  During the three months ended June 30, 2010, revenues increased $3.5 million from our acquisition of Inovis and the favorable impact of translating revenues generated in foreign currencies into U.S. dollars, partially offset by the revenue decline due to a reduction in realized price levels from continued price competition.  During the six months ended June 30, 2010, the decrease in revenue was primarily due to lower realized price levels partially offset by increases in revenue due to our acquisition of Inovis and the favorable impact of translating revenues generated in foreign currencies into U.S. dollars.

•
Managed Services increased by $6.0 million, or 29.3%, to $26.6 million for the three months ended June 30, 2010 from $20.6 million for the three months ended June 30, 2009.  Managed Services revenue increased by $9.0 million, or 23.3%, to $48.0 million for the six months ended June 30, 2010 from $39.0 million for the six months ended June 30, 2009.  The increases are principally due to revenues of $2.3 million from our acquisition of Inovis, the ramp up of services to customers added in previous years, additional professional services provided to existing customers, and favorable impact of translating revenues generated in foreign currencies into U.S. dollars.

•
Data Synchronization Services, B2B Software and Services and Custom Outsourcing Services revenue increased in the aggregate by $4.4 million, or 32.6%, to $18.0 million for the three months ended June 30, 2010 from $13.6 million for the three months ended June 30, 2009.  Data Synchronization services, B2B Software and Services and Custom Outsourcing Services revenue increased by $4.7 million, or 17.6%, to $31.1 million for the six months ended June 30, 2010 from $26.4 million for the six months ended June 30, 2009.  The increases are principally due to revenues of $4.8 million from our acquisition of Inovis and the favorable impact of translating revenues generated in foreign currencies into U.S. dollars.

Cost of revenues. Cost of revenues increased by $2.0 million, or 4.1%, to $50.4 million for the three months ended June 30, 2010 from $48.4 million for the three months ended June 30, 2009.  Cost of revenues decreased by $3.4 million, or 3.5%, to $94.5 million for the six months ended June 30, 2010 from $97.9 million for the six months ended June 30, 2009.  The increase in cost of revenues for the three months ended was primarily from our acquisition of Inovis and the unfavorable impact of translating foreign currencies into U.S. dollars, partially offset by lower depreciation and amortization expense for previously acquired intangible assets which were fully amortized in the fourth quarter of 2009.  The decrease in cost of revenues for the six months ended June 30, 2010 was partially from lower depreciation and amortization expense of intangible assets that were fully amortized in the fourth quarter of 2009, partially offset by our acquisition of Inovis and the unfavorable impact of translating foreign currencies into U.S. dollars.

Sales and marketing. Sales and marketing expenses increased by $2.6 million, or 24.7%, to $13.1 million for the three months ended June 30, 2010 from $10.5 million for the three months ended June 30, 2009. Sales and marketing expenses increased by $3.3 million, or 15.9%, to $24.5 million from $21.2 million for the six months ended June 30, 2010.  The increases were primarily due to our acquisition of Inovis and the unfavorable impact of translating foreign currencies into U.S. dollars.

General and administrative. General and administrative expenses increased by $0.6 million, or 5.3%, to $12.5 million for the three months ended June 30, 2010 from $11.8 million for the three months ended June 30, 2009. General and administrative expenses increased by $0.4 million, or 1.6%, to $25.8 million for the six months ended June 30, 2010 from $25.4 million for the six months ended June 30, 2009.  The increases were due to our acquisition of Inovis, partially offset by lower facility costs as a result of restructuring activities including relocating our global headquarters.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $1.4 million and $4.0 million higher for the three months and six months ended June 30, 2010, respectively, as compared to the three months and six months ended June 30, 2009.

Restructuring charges. Restructuring charges were $0.8 million and $1.1 million for the three months and six months ended June 30, 2010, respectively, as a result of management restructuring actions.  During the past several years, the Company has undertaken a series of restructuring activities, which included closing, consolidating or abandoning certain office facilities and employee terminations, in order to reduce expenses in response to changing business requirements. Notably, in 2009, the Company initiated a plan to relocate its global headquarters and sublet its former global headquarters. The relocation was completed in the first quarter of 2010. The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring activities. We expect to incur restructuring and other non-recurring costs in connection with the Merger of approximately $9.8 million in the first twelve months after closing the Merger. No assurances can be given that the restructuring charges related to the Merger will not be greater than expected.

Merger and acquisition fees.  Merger and acquisition fees were $6.5 million and $9.0 million for the three and six months ended June 30, 2010, respectively.  These expenses related to the Merger which was consummated on June 2, 2010.

Loss on disposition of assets. The Merger was subject to regulatory review.  In connection with the review by the Antitrust Division of the U.S. Department of Justice, the Company divested its catalog service offering.  On May 28, 2010, the Company sold customer contracts and intellectual property rights related to its catalog service offering and recorded a loss on the sale of $1,724. The Company plans to continue providing catalog service offerings associated with the Inovis CatalogueTM.

Interest expense, net. Interest expense, net increased by $5.5 million to $20.6 million for the three months ended June 30, 2010 compared to $15.2 million for the three months ended June 30, 2009. Interest expense, net increased by $15.9 million to $42.8 million for the six months ended June 30, 2010 from $26.9 million for the six months ended June 30, 2009.  The increases in interest expense are primarily attributable to a higher debt balance as a result of the December 2009 refinancing.

Other income (expense), net. Other expense was $0.6 million for the three months ended June 30, 2010 compared to other income of $2.3 million for the three months ended June 30, 2009.  Other expense was $1.4 million for the six months ended

June 30, 2010 compared to other income of $0.6 million for the six months ended June 30, 2009.  These amounts were primarily comprised of gains and losses on foreign currency transactions.

Income tax expense (benefit). Income tax benefit was $36.5 million and $35.9 million for the three months and six months ended June 30, 2010, respectively, compared to income tax expense of $6,000 and $0.5 million for the three months and six months ended June 30, 2009, respectively. Our income tax benefit for the three months and six months ended June 30, 2010 resulted from the reduction of the Company’s deferred tax asset valuation allowance by $36.8 million as the result of net deferred tax liabilities assumed and recognized in purchase accounting related to the acquisition of Inovis. Our income tax expense for the three months and six months ended June 30, 2009 related primarily to taxes for foreign jurisdictions in which we have income.

Net income (loss). Net income was $28.1 million for the three months ended June 30, 2010 compared to a net loss of $2.9 million for the three months ended June 30, 2009. Net income was $17.4 million for the six months ended June 30, 2010 compared to $7.2 million net loss for the six months ended June 30, 2009.  Net income for the three months and six months ended June 30, 2010  is primarily attributable to the reduction of the Company’s net deferred tax valuation allowance partially offset by higher interest expense and fees incurred in connection with the Merger.

Sources and Uses of Cash

The following table is a summary of our sources and uses of cash during the six months ended June 30, 2009 and 2010 (in thousands):

	Six Months Ended June 30,
	2009	2010
Cash flows provided by (used in) operating activities	$26,618	$(3,851)
Cash flows used in investing activities	(13,132)	(11,542)
Cash flows provided by (used in) financing activities	(44,759)	14,772
Effect of exchange rate changes on cash	2,272	(477)
Net decrease in cash and cash equivalents	$(29,001)	$(1,098)
Cash and cash equivalents, end of period	$18,862	$24,451

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Net cash used in operating activities was $3.9 million for the six months ended June 30, 2010 compared to net cash provided of $26.6 million for the six months ended June 30, 2009.  The decrease in net cash provided by operating activities of $30.5 million was mainly attributable to higher interest payments resulting from the December 2009 debt refinancing and payments for transaction costs associated with our acquisition of Inovis.

Net cash used in investing activities was $11.5 million for the six months ended June 30, 2010 compared to $13.1 million for the six months ended June 30, 2009.  Net cash used in investing activities in 2010 included $220.0 million for the acquisition of Inovis, net of cash acquired of $14.4 million, and capital expenditures of $19.5 million for property, software and equipment primarily related to continued enhancements of our service platform offset by a decrease in restricted cash of $227.6 million and $0.4 million from the sale of our catalogue service offering.  Net cash used in investing activities in 2009 was for capital expenditures for property, software and equipment.  Capital expenditures for each of the six–month periods ended June 30, 2010 and 2009 included $9.1 million of cost capitalized for the development of software for internal use.

Net cash provided by financing activities was $14.8 million for the six months ended June 30, 2010 compared to net cash used in financing activities of $44.8 million for the six months ended June 30, 2009.  Net cash provided by financing activities for the six months ended June 30, 2010 was from net borrowings under our revolving credit facility partially offset by deferred financing costs related to our December 2009 refinancing. Net cash used in financing activities for the six months ended June 30, 2009 was from scheduled payments of our debt under the previous credit facility and fees paid for amendments to the First and Second Lien Agreements.

Liquidity and Capital Resources

On December 23, 2009, we completed the refinancing of our then-outstanding indebtedness by issuing $785.0 million in aggregate principal amount of Senior Secured Notes with an original issue discount of $18.6 million.  From the proceeds, we repaid all of the debt outstanding under the previously existing First Lien and Second Lien credit facilities, used $220.1 million to partially fund the acquisition of Inovis on June 2, 2010 and repaid $35.0 million in debt of GXS Holdings.

On July 27, 2010, the Company filed a registration statement with the SEC to register new notes with materially identical terms to the Senior Secured Notes.  On August 11, 2010, the Company filed a prospectus pursuant to Rule 424(b) of the Securities Act with the SEC to offer a public exchange of these notes.  The exchange offer expires on September 10, 2010 (subject to extension).

The Senior Secured Notes carry an interest rate of 9.75% with the interest payable on June 15 and December 15 each year.  The Senior Secured Notes will mature on June 15, 2015.  Following the December 23, 2009 debt refinancing, our principal sources of liquidity are expected to be cash, cash flow from operations and borrowings under the revolving credit facility of our Credit and Guaranty Agreement.

Prior to June 15, 2012, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 109.75% of the aggregate principal amount of the Senior Secured Notes redeemed, using the net cash proceeds from certain equity offerings, provided that at least 65% of the original aggregate principal amount of the Senior Secured Notes remain outstanding after the redemption.  We may on any one or more occasions redeem some or all of the Senior Secured Notes at any time prior to June 15, 2012 at a price equal to 100% of the principal amount of the Senior Secured Notes redeemed, plus a make-whole premium.  Any time after June 15, 2012, we may at anytime and from time to time redeem the Senior Secured Notes, in whole or in part, at the redemption prices defined in the indenture governing the Senior Secured Notes. Prior to June 15, 2012, we may on any one or more occasions redeem a portion of the Senior Secured Notes at a redemption price of 103% of the principal amount of the Senior Secured Notes redeemed, provided that in no event may we redeem more than 10% of the original aggregate principal amount of the Senior Secured Notes issued during any twelve-month period at this price. In each case, we must also pay accrued and unpaid interest and special interest, if any, to the redemption date.  In the event of a change in control, we must offer to repurchase any outstanding Senior Secured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and special interest, if any.

The Credit and Guaranty Agreement entered into on December 23, 2009 with various lenders provides the Company with a revolving credit facility in an aggregate principal amount of $50.0 million, the proceeds of which shall be used for working capital, supporting letters of credit and general corporate purposes.  The interest rate for the revolving credit facility is an amount to be determined above LIBOR (subject to a LIBOR floor of 2.0%) or at an amount to be determined above the administrative agent’s “base rate” (subject to a floor of 3.0%), at the Company’s option.

The agreements governing the new debt impose limitations of our ability, to among other things, incur additional indebtedness, incur liens, consummate certain asset sales, make certain restricted payments, enter into certain transactions with affiliates, issue capital stock, merge or consolidate with any other person or sell, transfer or otherwise dispose of any assets.  The Credit and Guaranty Agreement also requires that we meet and maintain certain financial ratios and tests, including a minimum interest coverage ratio of 1.75 and a maximum net leverage ratio of 5.25, each as defined in the agreement.  Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control.  Our failure to comply with these covenants could result in a default under the Credit and Guaranty Agreement and the Indenture governing our Senior Secured Notes. At June 30, 2010, the Company was in compliance with all financial and nonfinancial covenants.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures include the effect of foreign currency fluctuations and interest rate changes.

Foreign currency risk.   The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenue and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders' equity titled "accumulated other comprehensive loss." Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation. Our foreign currency risk is primarily for transactions denominated in the British pound sterling, European euro, Japanese yen and Brazilian reals.

Although much of our revenues are generated in U.S. dollars, $92.0 million, or 50.4% of our revenues for the six months ended June 30, 2010 were generated in non-U.S. dollar denominated currencies. Our operating expenses are also generally denominated in U.S. dollars, but some of our operating expenses are incurred in non-U.S. dollar denominated currencies. Approximately $52.3 million, or 33.8%, of our expenses for the six months ended June 30, 2010 were denominated in foreign currencies. Due to the relative weakening of the U.S. dollar, as of June 30, 2010, our operating income was favorably affected by $2.7 million when compared to the six months ended June 30, 2009.

From a sensitivity analysis viewpoint, based on our financial results for the six months ended June 30, 2010, a hypothetical overall 10% change in the U.S. dollar from the average foreign exchange rates during the six months ended June 30, 2010 would have impacted our revenue and operating income by approximately $9.2 million and $4.0 million, respectively.

Interest rate risk.   For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Because our Senior Secured Notes bear interest at a fixed rate of 9.75%, our exposure to market risk for changes in interest rates relates primarily to our Revolving Credit Facility and our interest rate swap agreement which impacts earnings by changes in our interest expense.

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50,000 revolving credit facility. The interest rate for the Revolving Credit Facility is an amount to be determined above the London Interbank Offered Rate (subject to a LIBOR floor of 2.0%) or at an amount to be determined above the administrative agent’s “base rate” (subject to a floor of 3.0%), at the Company’s option.  The interest rate on the borrowings outstanding under the Revolving Credit Facility at June 30, 2010 was 7.75%.  Based on the outstanding borrowings under our Revolving Credit Facility of $15.0 million at June 30, 2010, the annual impact on our results of operations of a one-percentage point change in the applicable interest rate would be approximately $150,000. The actual impact of any change in the applicable interest rate on our results of operations could be affected by the existence of interest rate floors established for LIBOR and the administrative agent’s “base rate”.

The Company has an interest rate swap agreement with a commercial bank with a notional amount of $255.0 million.  The provisions of the agreement provide that the Company will pay the counterparty a fixed rate of 3.86%. The counterparty will pay the Company a variable rate equal to three-month LIBOR, which was 0.31% at June 30, 2010. The fair value of the interest rate swap was $11.8 million and $8.5 million as of December 31, 2009 and June 30, 2010, respectively, and was recorded in other liabilities in the condensed consolidated balance sheets.  The interest rate swap agreement has a three-year term which expires on April 26, 2011.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage the Company’s exposure related to changes in the three-month LIBOR rate associated with its variable-rate 2007 Credit Facility.  As the hedged future forecasted transactions (variable interest payments on the 2007 Credit Facility) were no longer probable of occurring upon the repayment and extinguishment of the 2007 Credit Facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009.  In addition, changes in the fair value of the interest rate swap are now recorded through interest expense, and the increase in fair value of the interest rate swap of $2.3 million and $3.3 million was recorded as a reduction to interest expense in the three and six months ended June 30, 2010 respectively.

If three-month LIBOR were to increase, the amount of variable-rate interest we are paid by the counterparty under our interest rate swap agreement would increase, thus reducing our total consolidated net interest expense. Conversely, a decrease in three-month LIBOR would cause our total consolidated net interest expense to increase. The annual impact on our results of operations of a one-percentage point change in three-month LIBOR would be approximately $2.6 million; however, given three-month LIBOR was 0.31% at June 30, 2010, the actual amount by which it could decrease is limited to an amount less than one percentage point.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and timely reported as provided in SEC rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

As a result of our merger with Inovis, we are integrating certain business processes and systems.  Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete.  There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provision for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

In 2006, Inovis became aware of patent infringement allegations by a third party against certain customers of one of Inovis’ software technology products. In July 2007, Inovis filed a complaint for declaratory judgment against the third party in the United States District Court of Delaware, seeking a judgment and declaration that neither Inovis nor any of its customers have infringed on the patent at issue.  Inovis filed a Resquest for Reexamination of such patent with the U.S. Patent and Trademark Office (the “USPTO”) which was accepted in May 2008, resulting in the amendment and/or cancellation of certain of the patent claims.  In September 2009, the USPTO granted a second Request for Reexamination of the patent filed by Inovis, finding a substantial  new question of patentability with respect to all claims.  In March 2010, the USPTO issued an initial ruling rejecting all of the claims in the patent.  The litigation is currently stayed pending the outcome of the second reexamination proceeding.  Although the Company believes that the third party’s patent infringement allegations are without merit, there can be no assurance that the Company will prevail in the litigation.

We are also subject to income and other taxes in the United States and foreign jurisdictions and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made.

For example, our Brazilian subsidiary, GXS Tecnologia da Informação (Brasil) Ltda., is subject to potential tax claims by Brazilian tax authorities relating to value added tax (VA) exposure that we identified in the course of conducting due diligence in connection with the acquisition of Interchange. We believe that VAT may have been underpaid by Interchange during the period from January 2004 to June 2006, and we have recorded a reserve of approximately $14.8 million as of June 30, 2010 in respect of these claims. Although the sellers of Interchange are contractually obligated to indemnify us pursuant to the stock purchase agreement executed in connection with the acquisition and we have recorded a corresponding receivable of $14.8 million as of June 30, 2010 and for the indemnity to offset the potential liability, we can make no assurance that we will be able to recover any potential liability under such indemnity.  GXS Tecnologia da Informação  (Brasil) Ltda is also the subject of a tax claim by the Sao Paulo tax authorities relating to alleged underpayment of VAT on pre-Interchange GXS customer billings from January 2005 to December 2008.  GXS is challenging the tax claim, including penalties and interest claimed.  Our advisors believe that GXS’s position is reasonable but it is too early to assess our chances for ultimate success in the matter.

In addition, our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the district of Bangalore. U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arm’s-length prices. Accordingly, the Company determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control. If the applicable tax authorities determine that the transfer price applied was not appropriate, the Company may incur an increased tax liability, including accrued interest and penalties. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we continue to believe that the facts the Indian tax authorities are using to support their assessment are flawed. The Company has started appeal procedures and anticipates a settlement with the tax authorities. We have made provisions in our accounts to cover our anticipated financial exposure to this matter. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future. There is a possibility that we may receive similar orders for other years until the above disputes are resolved.

Item 1A.    Risk Factors

There have been no material changes in the risk factors affecting us from those described in “Risk Factors—Risk factors related to our business” included in our registration statement on Form S-4 filed with the SEC on July 27, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Not Applicable.

Item 5.   Other Information

None.

Item 6. Exhibits:

Exhibit No.	Description
*10.1	2010 GXS Group, Inc. Long Term Incentive Plan
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 31, 2010
GXS WORLDWIDE, INC. By: GXS WORLDWIDE, INC.

	By:	/s/ Robert Segert
Name: Robert Segert
Title: Director, President and Chief Executive Officer

By:	/s/ John Duvall
Name: John Duvall
Title: Senior Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
*10.1	2010 GXS Group, Inc. Long Term Incentive Plan
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*  Filed herewith