Form 10-Q
period 2010-09-30
GXS Worldwide, Inc.
filed 2010-11-10
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of September 30, 2010, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

GXS WORLDWIDE, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2010

In this Quarterly Report, all references to “our,” “us,” “we,” “the Company” and “GXS” refer to GXS Worldwide, Inc. and its subsidiaries as a consolidated entity, unless the context otherwise requires or where otherwise indicated.

The common stock of GXS, Inc., GXS Worldwide, Inc.’s only subsidiary, is collateral for the Company’s 9.75% Senior Secured Notes due 2015. Securities and Exchange Commission Rule 3-16 of Regulation S-X (“Rule 3-16”) requires financial statements for each of the registrant’s affiliates whose securities constitute a substantial portion of the collateral for registered securities. The common stock of GXS, Inc. is considered to constitute a substantial portion of the collateral for the registered notes. Accordingly, the financials statements of GXS, Inc. would be required by Rule 3-16. Management does not believe the GXS, Inc. financial statements would add meaningful disclosure and has not included those financial statements herein, because they are substantially identical to the GXS Worldwide, Inc. financial statements and the total assets, revenues, operating income, net income (loss) and cash flows of GXS, Inc. are expected to continue to constitute substantially all of the corresponding amounts for GXS Worldwide, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2009	September 30, 2010
		(unaudited)
Assets
Current:
Cash and cash equivalents	$25,549	$30,797
Receivables, net	90,028	96,854
Prepaid expenses and other current assets	12,760	17,224
Total current assets	128,337	144,875

Restricted cash	227,580	––
Property and equipment, net	91,208	96,185
Goodwill	75,856	250,542
Other intangible assets, net	9,254	173,097
Deferred financing costs	22,622	20,284
Other assets	19,165	22,973

Total Assets	$574,022	$707,956

Liabilities and Stockholder's Deficit
Current:
Trade payables	$10,995	$8,769
Deferred income	23,127	38,444
Accrued expenses and other current liabilities	60,232	95,951
Total current liabilities	94,354	143,164

Long-term debt	766,450	768,428
Deferred tax liabilities	1,330	7,952
Other liabilities	50,650	42,298
Total liabilities	912,784	961,842

GXS Worldwide, Inc. stockholder's deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	357,851	427,701
Accumulated deficit	(690,147)	(675,726)
Accumulated other comprehensive loss	(6,707)	(6,045)
Total GXS Worldwide, Inc. stockholder's deficit	(339,002)	(254,069)
Non-controlling interest	240	183
Total deficit	(338,762)	(253,886)

Total Liabilities and Stockholder's Deficit	$574,022	$707,956

See accompanying notes to condensed consolidated financial statements.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2010	2009	2010
Revenues	$88,729	$114,138	$259,439	$296,473

Costs and operating expenses:
Cost of revenues	49,480	63,567	147,392	158,030
Sales and marketing	10,574	14,658	31,759	39,206
General and administrative	10,400	15,445	35,792	41,248
Restructuring charges	697	1,824	7,298	2,891
Merger and acquisition fees	––	(512)	––	8,492
Operating income	17,578	19,156	37,198	46,606

Other income (expense):
Loss on disposition of assets	––	––	––	(1,724)
Interest income	66	28	204	157
Interest expense	(19,362)	(21,907)	(46,444)	(64,845)
Other income (expense), net	1,979	1,395	2,600	(17)
Income (loss) before income taxes	261	(1,328)	(6,442)	(19,823)

Income tax expense (benefit)	1,479	1,674	1,982	(34,187)
Net income (loss)	(1,218)	(3,002)	(8,424)	14,364
Less: Net income (loss) attributable to non-controlling interest	31	(7)	32	(57)
Net income (loss) attributable to GXS Worldwide, Inc.	$(1,249)	$(2,995)	$(8,456)	$14,421

See accompanying notes to condensed consolidated financial statements.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2010	2009	2010

Net income (loss)	$(1,218)	$(3,002)	$(8,424)	$14,364
Unrealized gain on interest rate swap	1,426	––	932	––
Foreign currency translation adjustments	(270)	1,694	2,774	662
Comprehensive income (loss)	(62)	(1,308)	(4,718)	15,026
Less: Comprehensive income (loss) attributable to non-controlling interest	31	(7)	32	(57)
Comprehensive income (loss) attributable to
GXS Worldwide, Inc.	$(93)	$(1,301)	$(4,750)	$15,083

See accompanying notes to condensed consolidated financial statements.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total Stockholder's deficit
Balance at December 31, 2009	$1	$357,851	$(690,147)	$(6,707)	$240	$(338,762)
Net income (loss)	––	––	14,421	––	(57)	14,364
Stock compensation expense	––	212	––	––	––	212
Management fees waived by Francisco Partners	––	833	––	––	––	833
Contribution from GXS Holdings	––	68,805	––	––	––	68,805
Foreign currency translation adjustments	––	––	––	662	––	662
Balance at September 30, 2010	$1	$427,701	$(675,726)	$(6,045)	$183	$(253,886)

See accompanying notes to condensed consolidated financial statements.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months ended September 30,
	2009	2010
Cash flows from operations:
Net income (loss)	$(8,424)	$14,364
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,207	33,581
Deferred income taxes	(1,239)	736
Change in deferred tax asset valuation allowance resulting from business acquisition	––	(36,821)
Loss on disposition of assets	––	1,724
Amortization of deferred financing costs and debt discount	2,771	5,727
Unrealized (gain) loss on interest rate swap	1,655	(5,041)
Stock compensation expense	120	212
Accretion of interest on obligations of GXS Holdings	3,368	––
Changes in operating assets and liabilities, net of effect of business acquisition:
Decrease in receivables	5,914	9,065
Increase in prepaid expenses and other assets	(8,039)	(2,654)
Decrease in trade payables	(3,955)	(15,171)
Decrease in deferred income	(1,667)	(2,312)
Increase in accrued expenses and other liabilities	8,111	21,891
Other	(183)	(419)
Net cash provided by operating activities	42,639	24,882

Cash flows from investing activities:
Purchases of property and equipment	(21,790)	(26,907)
Proceeds from sale of assets	––	400
Business acquisition, net of cash acquired of $14,440	––	(220,005)
Decrease in restricted cash	––	227,580
Net cash used in investing activities	(21,790)	(18,932)

Cash flows from financing activities:
Repayment of long-term debt	(45,138)	––
Borrowings under revolving credit facility	30,000	23,000
Repayments of borrowings under revolving credit facility	(30,000)	(23,000)
Payment of financing costs	(2,621)	(831)
Net cash used in financing activities	(47,759)	(831)

Effect of exchange rate changes on cash	1,666	129

Increase (decrease) in cash and cash equivalents	(25,244)	5,248
Cash and cash equivalents, beginning of year	47,863	25,549
Cash and cash equivalents, end of period	$22,619	$30,797

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,579	$44,065
Cash paid for income taxes	$1,449	$2,466

Noncash investing and financing activities:
Management fees waived by Francisco Partners	$1,500	$833
Fair value of equity securities issued in business acquisition	$—	$68,805

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

The Merger was accounted for using the purchase method of accounting prescribed in Financial Accounting Standard Codification 805 – Business Combinations. Under this standard, the excess of the purchase price over net assets acquired and liabilities assumed is recorded as goodwill. Purchase price allocated to property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets will result in additional depreciation and amortization expense after the Merger. The amount of depreciation and amortization will be based upon the amount allocated and the estimated useful lives of the respective assets.  Revenue and operating income in the twelve months following the Merger will be affected by a write-down of deferred revenue to reflect estimated fair value.

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

Interim results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for a full fiscal year.  For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2009, which are included in the Company’s registration statement on Form S-4 filed under the Securities Act with the Securities and Exchange Commission (SEC) on July 27, 2010.

Certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 2009 and for the three and nine months ended September 30, 2009 to conform to the presentation at September 30, 2010 and for the three and nine months then ended.

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

(d)  Revenue Recognition

The Company generates revenues from three principal sources:

Transaction Processing — The Company earns recurring transaction processing revenue from facilitating the exchange of business documents among its customers’ computer systems and those of their trading partners. Such revenues are generally based on a per transaction fee or monthly minimum charge and are recognized in the period in which the related transactions are processed. Revenue on contracts with monthly, quarterly or annual minimum transaction levels is recognized based on the greater of actual transactions or the specified contract minimum amounts.

Software Licensing and Maintenance — The Company earns revenue from the licensing of software applications that facilitate and automate the exchange of information among disparate business systems and applications. Such revenue is recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable. Revenue from licensing software that requires significant customization and modification or where services are otherwise considered essential to the functionality of the software are recognized using the percentage of completion method, based on the costs incurred in relation to the total estimated costs of the contract. Revenue from hosted software applications are recognized ratably over the hosting period unless the customer has the contractual right to take possession of the software without significant penalty and it is feasible for the customer to use the software with its own hardware or contract with another party unrelated to the Company to host the software. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the related maintenance period, which is typically one year.

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

The Company defers direct costs associated with implementation of certain of its long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of those costs as of December 31, 2009 and September 30, 2010 was $14,403 and $17,652, respectively, and are included in other non-current assets in the condensed consolidated balance sheets.

(e)  Comprehensive Loss

Comprehensive loss consists of net loss adjusted for increases and decreases affecting accumulated other comprehensive loss in stockholder’s deficit that are excluded from the determination of net loss.

Accumulated other comprehensive loss consisted of the following:

	December 31, 2009	September 30, 2010
Additional minimum pension liability	$(963)	$(963)
Foreign currency translation adjustments	(5,744)	(5,082)
Accumulated other comprehensive loss	$(6,707)	$(6,045)

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

The expected effective income tax rate for the three and nine months ended September 30, 2009 and 2010 differs from the federal statutory rate of 35% principally as a result of state income taxes, differing rates in foreign jurisdictions, the effect of losses in the United States and foreign jurisdictions for which no income tax benefit has been recognized and the decrease in the Company’s deferred tax asset valuation allowance as a result of net deferred tax liabilities assumed and recognized in purchase accounting. Such reduction was recognized as an income tax benefit in the condensed consolidated statement of operations.

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

(h)  Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, an interest rate swap and long-term debt. Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments. As of September 30, 2010, the Company’s long-term debt was trading close to the issue price so the Company considers the fair value to approximate the book value. The fair value of the Company’s interest rate swap is discussed further in Note 8.

(i)  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Significant estimates used in preparing the condensed consolidated financial statements include recovery of long-lived assets, valuation of receivables and valuation of deferred tax assets. In addition, estimates are required to recognize revenue for software arrangements with multiple deliverables and to assess the stage at which software development costs should be capitalized.

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

The Company used cash held in escrow of $227,580 obtained from the senior secured notes issuance in December 2009 to retire the Inovis indebtedness and to fund a portion of the cash consideration paid to the Inovis stockholders. Of the $104,663 cash paid to the Inovis stockholders, $10,800 is held in escrow until the indemnification obligations of the Inovis stockholders expire on June 2, 2011.

Inovis was a provider of integrated B2B services and solutions that manage the flow of e-commerce information for global trading communities. The Merger will expand the Company’s customer base in the U.S., Canada and the U.K., broaden its product offerings and increase the functionality of its managed services offering.

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

All expenditures incurred in connection with the Merger were expensed and are included in operating expenses. Transaction costs incurred in connection with the Merger were $8,492 during the nine months ended September 30, 2010, including $3,000 paid to Francisco Partners in June 2010. The results of operations for Inovis have been included in the condensed consolidated results of operations for the period June 2, 2010 through September 30, 2010.

The Company has preliminarily allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Inovis acquisition. The table below summarizes the preliminary estimates of fair value of the Inovis assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date. The Company expects to obtain additional information to assist in determining the fair value of the net assets acquired at the acquisition date. Therefore, these preliminary estimates may be revised in future periods during the applicable measurement period and the revisions may materially affect the presentation of our consolidated financial results. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. The Company expects to finalize the purchase accounting for the acquisition of Inovis, including determining the final valuations for assets and liabilities, by the time it files its Annual Report on Form 10-K for the year ending December 31, 2010.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, unless otherwise indicated)

Preliminary Allocation June 2, 2010
Acquired assets:
Current assets	$35,517
Property and equipment	5,802
Other non-current assets	555
Goodwill	174,177
Amortized intangible assets	171,380
Total assets	387,431

Assumed liabilities:
Current liabilities	(38,780)
Deferred tax liabilties	(42,836)
Other non-current liabilities	(2,565)
Total liabilities	(84,181)
Total consideration	$303,250

Amortized intangible assets and the related estimated useful lives consist of the following:

	Preliminary Estimated Useful Lives	Preliminary Estimated Value June 2, 2010
Customer relationships	15-20 years	$149,100
Product technology	5-10 years	17,780
Trademarks	5 years	4,500
		$171,380

In connection with the Merger, the Company reduced its deferred tax asset valuation allowance by $36,821 as the result of net deferred tax liabilities assumed and recognized in purchase accounting. Such reduction was recognized as an income tax benefit in the condensed consolidated statements of operations for the three months ended June 30, 2010 and the nine months ended September 30, 2010.

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

	Three Months ended	Nine Months ended September 30,
	September 30, 2009	2009	2010
Revenues	$124,864	$362,125	$350,784
Net income (loss)	809	(18,256)	(9,818)

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, unless otherwise indicated)

(4)  Accounts Receivable

Accounts receivable, net were comprised of the following:

	December 31, 2009	September 30, 2010
Trade accounts receivable	$79,763	$87,433
Unbilled receivables	2,200	2,374
Other receivables	22,414	19,982
	104,377	109,789
Less: allowance for doubtful accounts	(14,349)	(12,935)
Total	$90,028	$96,854

(5)  Property and Equipment

Property and equipment, net were comprised of the following:

	December 31, 2009	September 30, 2010
Computer equipment and furniture	$249,125	$200,865
Computer software	287,216	297,705
Leasehold improvements	18,673	17,232
	555,014	515,802
Less: accumulated depreciation and amortization	(463,806)	(419,617)
Total	$91,208	$96,185

(6)  Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the nine months ended September 30, 2010:

Beginning of year	$75,856
Merger-related additions	174,177
Foreign currency translation	509
End of period	$250,542

On June 2, 2010, the Company acquired Inovis for total consideration of $303,250, as more fully discussed in Note 3.  The preliminary aggregate purchase price exceeded the preliminary estimated fair value of the net tangible assets and identified intangible assets by $174,177, which was allocated to goodwill.

Other acquired intangible assets were comprised of the following:

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$247,054	$(98,510)	$148,544
Product technology	17,780	(665)	17,115
Trade names and trademarks	4,500	(300)	4,200
Other acquired intangible assets	3,882	(2,820)	1,062
Total	$273,216	$(102,295)	$170,921

Unamortized intangible assets:
Trade names and trademarks	$2,176

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

Intangible assets, except for those with an indefinite life, are amortized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed or on a straight-line basis. Amortization expense related to intangible assets was $5,062 and $15,318 for the three and nine months ended September 30, 2009, respectively, and $5,846 and $7,664 for the three and nine months ended September 30, 2010. Estimated aggregate amortization expense of intangible assets for the period from October 1, 2010 through December 31, 2010 and for each of the following five years ending December 31 is approximately: $5,125 remaining in 2010, $19,598  in 2011, $18,276 in 2012, $17,118 in 2013, $14,251 in 2014, $12,519 in 2015 and $84,033 thereafter.

The gross carrying amounts of certain intangible assets are impacted by certain balances being denominated in foreign currencies.  These balances are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.

(7)  Long-Term Debt

The carrying values of our notes payable were as follows:

	December 31, 2009	September 30, 2010
Senior secured notes	$785,000	$785,000
Less: unamortized original issue discount	(18,550)	(16,572)
Long-term debt	$766,450	$768,428

The fair values of the senior secured notes approximate their respective book values at December 31, 2009 and September 30, 2010.

Senior Secured Notes

On December 23, 2009, the Company issued $785,000 of senior secured notes (the Senior Secured Notes) with an original issue discount of $18,608. Net proceeds from issuance were used to retire all of the outstanding debt under the 2007 Credit Facility (described later in this Note) and $35,000 of GXS Holdings outstanding subordinated notes, pay debt issuance costs and for other general corporate purposes. Under the terms of the indenture, the Company placed $227,580 in an escrow account to fund the Merger. On June 2, 2010, the Company withdrew the funds from the escrow account to fund the Merger as more fully described in Note 3.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, unless otherwise indicated)

On July 27, 2010, the Company filed a registration statement with the SEC as required by the Senior Secured Notes indenture.  On August 11, 2010, the Company filed a prospectus pursuant to Rule 424(b) of the Securities Act with the SEC to offer a public exchange of these notes.  The Company completed the exchange offer and issued $684,555 aggregate principal amount of new registered notes in exchange for like aggregate principal amount of the Senior Secured Notes on September 16, 2010.

The Senior Secured Notes bear interest at an annual rate of 9.75%, with interest payable on June 15 and December 15 each year. The Senior Secured Notes mature on June 15, 2015 and are guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries and all other domestic subsidiaries that guarantee the Company’s other indebtedness; and in certain circumstances are secured by an interest granted on substantially all of the Company’s properties and assets. The Senior Secured Notes contain covenants that, among other things, restrict the Company’s ability to pay dividends, redeem stock, make certain distributions, payments or investments, incur indebtedness, create liens on the collateral, merge, consolidate or sell assets, and enter into transactions with affiliates.

Revolving Credit Facility

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50,000 revolving credit facility. The interest rate for the revolving credit facility is a predetermined amount above the London Interbank Offered Rate (LIBOR), subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the Company’s option. The revolving credit facility is guaranteed by the guarantors that guarantee the Senior Secured Notes and secured by collateral that secure the Senior Secured Notes. The revolving credit facility is used by the Company, among other things, to fund its working capital needs, support letters of credit and for general corporate purposes. The Company’s ability to borrow additional monies in the future under the revolving credit facility is subject to certain conditions, including compliance with certain covenants. As of September 30, 2010, the Company had outstanding letters of credit of $11,661 and additional available borrowings of $38,339 under the revolving credit facility. Following the December 23, 2009 debt refinancing, the Company’s principal sources of liquidity have been and are expected to be cash, cash flow from operations and borrowings under the revolving credit facility. Any outstanding borrowings under the revolving credit facility shall be repaid in full on December 23, 2012 and the commitments shall terminate on that date.

The revolving credit facility requires the Company to maintain certain financial and nonfinancial covenants. Noncompliance with any covenant specified in the Credit and Guaranty Agreement would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable. At September 30, 2010, the Company was in compliance with all financial and non-financial covenants.

2007 Credit Facility

On October 5, 2007, the Company entered into a first lien credit agreement (the First Lien Agreement) and a second lien credit agreement (the Second Lien Agreement and together with the First Lien Agreement, the 2007 Credit Facility). The First Lien Agreement consisted of a $335,000 term credit facility and a $50,000 revolving credit facility. The Second Lien Agreement consisted of a $175,000 term credit facility. Interest expense for the 2007 Credit Facility was $12,884 and $33,941 for the three months and nine months ended September 30, 2009, respectively.

All amounts outstanding under the 2007 Credit Facility were retired upon issuance of the Senior Secured Notes on December 23, 2009, and the 2007 Credit Facility was terminated.

Obligations of GXS Holdings

On October 5, 2007, GXS Holdings issued $55,000 of subordinated notes due September 30, 2017. The notes bear interest at 14.2%, all payable in additional debt securities with the same terms and conditions as the subordinated notes or in cash at the Company’s option. The Company has not guaranteed or pledged any of its assets to secure the notes. The entire proceeds from these subordinated notes were used to fund a capital contribution to the Company which was used, in part, to repay the debt which was refinanced in connection with the closing of the 2007 Credit Facility.

The Company repaid $35,000 of the outstanding subordinated notes in December 2009 with a portion of the proceeds from the issuance of the Senior Secured Notes. In the three and nine months ended September 30, 2009, interest expense incurred related to the GXS Holdings debt and included in the Company’s condensed consolidated statements of operations was $1,162 and $3,368, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, unless otherwise indicated)

Other Information

The Company expects that cash flows from foreign operations will be required to meet its domestic debt service requirements. However, there is no assurance that the foreign subsidiaries will generate sufficient cash flow or that the laws in foreign jurisdictions will not change to limit the Company’s ability to repatriate these cash flows or increase the tax burden on the collections.

(8)  Financial Instruments

The Company has an interest rate swap agreement with a commercial bank with a notional amount of $255,000. The provisions of the agreement provide that the Company will pay the counterparty a fixed rate of 3.86%. The counterparty will pay the Company a variable rate equal to three-month LIBOR, which was 0.51% at September 30, 2010. The fair value of the interest rate swap was $11,848 and $6,807 as of December 31, 2009 and September 30, 2010, respectively. The interest rate swap was recorded in other liabilities in the condensed consolidated balance sheet at December 31, 2009 and accrued expenses and other current liabilities in the condensed consolidated balance sheet at September 30, 2010.  The interest rate swap agreement expires on April 26, 2011.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage the Company’s exposure related to changes in the three-month LIBOR rate associated with its variable-rate 2007 Credit Facility. As the hedged future forecasted transactions (variable interest payments on the 2007 Credit Facility) were no longer probable of occurring upon the repayment and extinguishment of the 2007 Credit Facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009. In addition, changes in the fair value of the interest rate swap are now recorded through interest expense. The changes in fair value of the interest rate swap of $1,709 and $5,042 were recorded as a reduction to interest expense in the three and nine months ended September 30, 2010.

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

(10)  Restructuring Charges

During the past several years, the Company has undertaken a series of restructuring activities, which included closing or consolidating certain office facilities and terminating employees, in order to reduce expenses in response to changing business requirements. The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring plans.

During the three months and nine months ended September 30, 2010, the Company recorded restructuring charges of $1,824 and $2,891, respectively, which principally included charges associated with the consolidation of office space at the former Inovis headquarters and termination of employees associated with the integration of the Inovis business. The Company expects to take further restructuring charges in 2010 and beyond related to exit activities associated with the continued integration of the Inovis business.

The changes in the restructuring accrual for the nine months ended September 30, 2010 are as follows:

	Severance	Facilities	Total
Balance as of December 31, 2009	$149	$12,480	$12,629
Restructuring charges	1,922	969	2,891
Restructuring obligations assumed in the Merger	1,345	––	1,345
Payments and other adjustments	(1,691)	(3,690)	(5,381)
Balance as of September 30, 2010	$1,725	$9,759	$11,484

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, unless otherwise indicated)

In connection with the Merger, the Company assumed obligations for restructuring activities related to the termination of certain Inovis employees of $1,345.

Amounts that are estimated to be payable in the next twelve months totaled $4,553 and $5,271 at December 31, 2009 and September 30, 2010, respectively and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

(11)  Related Party Transactions

Prior to the Merger, the Company had an agreement with Francisco Partners, the controlling shareholder of GXS Holdings, under which the Company had agreed to pay Francisco Partners an annual fee of $2,000 plus expenses for financial advisory and consulting services (the Monitoring Agreement). The expense related to the fees payable under the Monitoring Agreement was $500 and $1,008 for the three months ended September 30, 2009 and 2010, respectively, and $1,500 and $2,159 for the nine months ended September 30, 2009 and 2010, respectively. Francisco Partners waived the payment of $2,000 of fees earned during the year ended December 31, 2009 and $833 of fees earned through June 2, 2010. Such amounts were recorded as contributions to additional paid-in capital in the condensed consolidated statements of changes in stockholder’s deficit.  The Company paid Francisco Partners a merger advisory fee of $3,000 prior to the closing of the Merger.

On June 2, 2010, the Company terminated the Monitoring Agreement and entered into a new management agreement pursuant to which the Company agreed to pay in the aggregate an annual fee of $4,000 to Francisco Partners and certain former shareholders of Inovis, Golden Gate Capital and Cerebus Partners, in exchange for financial advisory and consulting services (the Management Agreement). The Management Agreement has a term of ten years. The expense related to the management fee was $1,326 for the period from June 2, 2010 through September 30, 2010 and will be payable in full on December 31, 2010 along with the management fees that will accrue during the remainder of 2010.

One of our executives is an investor in Mentora Group, Inc., who provides technology-related consulting and hosting management services for the Company. During the nine months ended September 30, 2010, the Company incurred fees payable to Mentora of $948 for services provided during that period under various service agreements.

(12)  Subsequent Events

Management evaluated all events and transactions that occurred after September 30, 2010 and through the date of this report, and determined the Company did not have any material subsequent events that require adjustment to or disclosure in the condensed consolidated financial statements during this period.

(13)  Supplemental Condensed Consolidated Financial Information

The Senior Secured Notes are guaranteed by each of the Company’s United States subsidiaries (the Subsidiary Guarantors). The guarantees are full, unconditional and joint and several. The Subsidiary Guarantors are each wholly-owned by the Company. The ability of the Company’s subsidiaries to make cash distributions and loans to the Company and Subsidiary Guarantors is not expected to be significantly restricted. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company, Subsidiary Guarantors and the Company’s non-guarantor subsidiaries.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2009
(In thousands)
(unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$––	$12,983	$12,566	$––	$25,549
Receivables, net	––	33,946	56,082	––	90,028
Prepaid expenses and other assets	––	2,459	10,301	––	12,760
Advances to subsidiaries	––	504,773	198,220	(702,993)	––
Total current assets	––	554,161	277,169	(702,993)	128,337
Restricted cash	––	227,580	––	––	227,580
Investments in subsidiaries	421,238	4,284	––	(425,522)	––
Property and equipment, net	––	84,196	7,012	––	91,208
Goodwill	––	58,087	17,769	––	75,856
Other intangible assets, net	––	700	8,554	––	9,254
Deferred financing costs	22,622	––	––	––	22,622
Other assets	––	12,225	6,940	––	19,165
Total Assets	$443,860	$941,233	$317,444	$(1,128,515)	$574,022

Liabilities and Equity (Deficit)
Current:
Trade payables	$950	$6,548	$3,497	$––	$10,995
Other current liabilities	3,614	31,784	47,961	––	83,359
Advances from affiliates	––	465,977	237,016	(702,993)	––
Total current liabilities	4,564	504,309	288,474	(702,993)	94,354
Long-term debt	766,450	––	––	––	766,450
Other liabilities	11,848	15,686	24,446	––	51,980
Total liabilities	782,862	519,995	312,920	(702,993)	912,784
Equity (Deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(339,002)	421,238	4,284	(425,522)	(339,002)
Non-controlling interest	––	––	240	––	240
Total equity (deficit)	(339,002)	421,238	4,524	(425,522)	(338,762)
Total Liabilities and Equity (Deficit)	$443,860	$941,233	$317,444	$(1,128,515)	$574,022

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
September 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$––	$13,190	$17,607	$––	$30,797
Receivables, net	––	42,339	54,515	––	96,854
Prepaid expenses and other assets	––	5,313	11,911	––	17,224
Advances to subsidiaries	––	750,048	201,141	(951,189)	––
Total current assets	––	810,890	285,174	(951,189)	144,875
Investments in subsidiaries	525,532	24,392	––	(549,924)	––
Property and equipment, net	––	89,320	6,865	––	96,185
Goodwill	––	217,741	32,801	––	250,542
Other intangible assets, net	––	165,722	7,375	––	173,097
Deferred financing costs	20,284	––	––	––	20,284
Other assets	––	14,877	8,096	––	22,973
Total Assets	$545,816	$1,322,942	$340,311	$(1,501,113)	$707,956

Liabilities and Equity (Deficit)
Current:
Trade payables	$236	$4,305	$4,228	$––	$8,769
Other current liabilities	31,221	49,547	53,627	––	134,395
Advances from affiliates	––	707,034	244,155	(951,189)	––
Total current liabilities	31,457	760,886	302,010	(951,189)	143,164
Long-term debt	768,428	––	––	––	768,428
Other liabilities	––	36,524	13,726	––	50,250
Total liabilities	799,885	797,410	315,736	(951,189)	961,842
Equity (Deficit)
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(254,069)	525,532	24,392	(549,924)	(254,069)
Non-controlling interest	––	––	183	––	183
Total equity (deficit)	(254,069)	525,532	24,575	(549,924)	(253,886)
Total Liabilities and Equity (Deficit)	$545,816	$1,322,942	$340,311	$(1,501,113)	$707,956

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months ended September 30, 2009
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$72,241	$51,115	$(34,627)	$88,729
Costs and operating expenses	––	55,421	49,660	(34,627)	70,454
Restructuring and related charges	––	(317)	1,014	––	697

Operating income	––	17,137	441	––	17,578
Other income (expense), net	(19,366)	7,904	(5,855)	––	(17,317)

Income (loss) before income taxes	(19,366)	25,041	(5,414)	––	261
Income tax expense	––	620	859	––	1,479

Income (loss) before equity in income (loss) of subsidiaries	(19,366)	24,421	(6,273)	––	(1,218)
Equity in income (loss) of subsidiaries	18,148	(6,273)	––	(11,875)	––

Net income (loss)	(1,218)	18,148	(6,273)	(11,875)	(1,218)
Unrealized gain on interest rate swap	1,426	––	––	––	1,426
Foreign currency translation adjustments	––	––	(270)	––	(270)
Dividends from subsidiaries	––	5,443	––	(5,443)	––

Comprehensive income (loss)	208	23,591	(6,543)	(17,318)	(62)
Less: Comprehensive income attributable to noncontrolling interest	––	––	31	––	31
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$208	$23,591	$(6,574)	$(17,318)	$(93)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months ended September 30, 2009
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$217,305	$145,510	$(103,376)	$259,439
Costs and operating expenses	––	166,384	151,935	(103,376)	214,943
Restructuring and related charges	––	4,912	2,386	––	7,298

Operating income (loss)	––	46,009	(8,811)	––	37,198
Other income (expense), net	(46,452)	13,538	(10,726)	––	(43,640)

Income (loss) before income taxes	(46,452)	59,547	(19,537)	––	(6,442)
Income tax expense	––	1,193	789	––	1,982

Income (loss) before equity in income (loss) of subsidiaries	(46,452)	58,354	(20,326)	––	(8,424)
Equity in income (loss) of subsidiaries	38,028	(20,326)	––	(17,702)	––

Net income (loss)	(8,424)	38,028	(20,326)	(17,702)	(8,424)
Unrealized gain on interest rate swap	932	––	––	––	932
Foreign currency translation adjustments	––	––	2,774	––	2,774
Dividends from subsidiaries	––	5,865	––	(5,865)	––

Comprehensive income (loss)	(7,492)	43,893	(17,552)	(23,567)	(4,718)
Less: Comprehensive income attributable to noncontrolling interest	––	––	32	––	32
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(7,492)	$43,893	$(17,584)	$(23,567)	$(4,750)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months ended September 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$96,799	$52,295	$(34,956)	$114,138
Costs and operating expenses	––	77,418	51,208	(34,956)	93,670
Restructuring and related charges	––	1,532	292	––	1,824
Merger and acquisition fees	(512)	––	––	––	(512)

Operating income (loss)	512	17,849	795	––	19,156
Other income (expense), net	(21,848)	698	666	––	(20,484)

Income (loss) before income taxes	(21,336)	18,547	1,461	––	(1,328)
Income tax expense	––	361	1,313	––	1,674

Income (loss) before equity in income (loss) of subsidiaries	(21,336)	18,186	148	––	(3,002)
Equity in income (loss) of subsidiaries	18,334	148	––	(18,482)	––

Net income (loss)	(3,002)	18,334	148	(18,482)	(3,002)
Foreign currency translation adjustments	––	––	1,694	––	1,694

Comprehensive income (loss)	(3,002)	18,334	1,842	(18,482)	(1,308)
Less: Comprehensive loss attributable to noncontrolling interest	––	––	(7)	––	(7)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(3,002)	$18,334	$1,849	$(18,482)	$(1,301)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months ended September 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$243,386	$154,277	$(101,190)	$296,473
Costs and operating expenses	––	192,163	147,511	(101,190)	238,484
Restructuring and related charges	––	2,346	545	––	2,891
Merger and acquisition fees	8,492	––	––	––	8,492

Operating income (loss)	(8,492)	48,877	6,221	––	46,606
Other income (expense), net	(64,825)	1,153	(2,757)	––	(66,429)

Income (loss) before income taxes	(73,317)	50,030	3,464	––	(19,823)
Income tax expense (benefit)	––	(35,705)	1,518	––	(34,187)

Income (loss) before equity in income (loss) of subsidiaries	(73,317)	85,735	1,946	––	14,364
Equity in income (loss) of subsidiaries	87,681	1,946	––	(89,627)	––

Net income (loss)	14,364	87,681	1,946	(89,627)	14,364
Foreign currency translation adjustments	––	––	662	––	662

Comprehensive income (loss)	14,364	87,681	2,608	(89,627)	15,026
Less: Comprehensive loss attributable to noncontrolling interest	––	––	(57)	––	(57)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$14,364	$87,681	$2,665	$(89,627)	$15,083

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months ended September 30, 2009
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(8,424)	$38,028	$(20,326)	$(17,702)	$(8,424)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	––	39,075	5,132	––	44,207
Deferred income taxes	––	––	(1,239)	––	(1,239)
Amortization of deferred financing fees and debt discount	2,771	––	––	––	2,771
Unrealized loss on interest rate swap	1,655	––	––	––	1,655
Stock compensation expense	––	120	––	––	120
Accretion of interest on obligations of GXS Holdings	––	––	––	––	––
Equity in net (income) loss of subsidiaries	(38,028)	20,326	––	17,702	––
Changes in operating assets and liabilities, net	89,785	(94,281)	8,045	––	3,549
Net cash provided by (used in) operating activities	47,759	3,268	(8,388)	––	42,639

Cash flows from investing activities:
Purchases of property and equipment	––	(21,418)	(372)	––	(21,790)
Net cash used in investing activities	––	(21,418)	(372)	––	(21,790)

Cash flows from financing activities:
Repayment of long-term debt	(45,138)	––	––	––	(45,138)
Borrowings under revolving credit facility	30,000	––	––	––	30,000
Payment of borrowings under revolving credit facility	(30,000)	––	––	––	(30,000)
Payment of financing costs	(2,621)	––	––	––	(2,621)
Net cash used in financing activities	(47,759)	––	––	––	(47,759)

Effect of exchange rate changes on cash	––	––	1,666	––	1,666

Decrease in cash and cash equivalents	––	(18,150)	(7,094)	––	(25,244)
Cash and cash equivalents, beginning of year	––	24,671	23,192	––	47,863
Cash and cash equivalents, end of period	$––	$6,521	$16,098	$––	$22,619

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months ended September 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$14,364	$87,681	$1,946	$(89,627)	$14,364
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	29,987	3,594	––	33,581
Deferred income taxes	––	––	736	––	736
Change in valuation allowance resulting from business acquisition	––	(36,821)	––	––	(36,821)
Loss on disposition of assets	––	1,724	––	––	1,724
Amortization of deferred financing fees and debt discount	5,147	––	580	––	5,727
Unrealized gain on interest rate swap	(5,041)	––	––	––	(5,041)
Stock compensation expense	––	212	––	––	212
Equity in net (income) loss of subsidiaries	(87,681)	(1,946)	––	89,627	––
Changes in operating assets and liabilities, net	74,042	(63,299)	(343)	––	10,400
Net cash provided by operating activities	831	17,538	6,513	––	24,882

Cash flows from investing activities:
Purchases of property and equipment	––	(25,306)	(1,601)	––	(26,907)
Proceeds from sale of assets	––	400	––	––	400
Business acquisition, net of cash acquired of $14,440	––	(220,005)	––	––	(220,005)
Decrease in restricted cash	––	227,580	––	––	227,580
Net cash used in investing activities	––	(17,331)	(1,601)	––	(18,932)

Cash flows from financing activities:
Borrowings under revolving credit facility	23,000	––	––	––	23,000
Payment of borrowings under revolving credit facility	(23,000)	––	––	––	(23,000)
Payment of financing costs	(831)	––	––	––	(831)
Net cash used in financing activities	(831)	––	––	––	(831)

Effect of exchange rate changes on cash	––	––	129	––	129

Increase in cash and cash equivalents	––	207	5,041	––	5,248
Cash and cash equivalents, beginning of year	––	12,983	12,566	––	25,549
Cash and cash equivalents, end of period	$––	$13,190	$17,607	$––	$30,797

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risk and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed under “Risk Factors” in this Quarterly Report.  The following discussion should also be read in conjunction with our audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our registration statement on Form S-4 filed with the U.S. Securities and Exchange Commission (SEC) on July 27, 2010.

Overview

We are a leading global provider of B2B e-commerce and integration services and solutions that simplify and enhance business process integration, synchronization and collaboration among businesses. Our services and solutions enable our customers to manage business critical supply chain functions and financial transactions related to the exchange of goods and services. By utilizing these services, our customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security. Approximately 40,000 global customers and their trading partners do business together via GXS Trading Grid, a globally-accessible, integration cloud platform primarily designed for B2B e-commerce. Our business model is characterized by substantial operating leverage, strong cash flow generation and a recurring revenue model attributable to our transaction processing and software maintenance fees.

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

Factors Affecting our Business

We have five service lines, with each service line deriving revenue from three separate types of services. Our five service lines are:

•
Messaging Services, which comprised approximately 54.6% of revenues for the nine months ended September 30, 2010, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised approximately 26.6% of revenues for the nine months ended September 30, 2010, allows our customers to offload complex integration functions or outsource entire supply chain management activities to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised approximately 7.2% of revenues for the nine months ended September 30, 2010, provides software and services that allow our customers to manage their day-to-day supply chain activities internally. The majority of our software customers also access GXS Trading Grid to extend their ability to serve new markets or geographies;

•
Custom Outsourcing Services, which comprised approximately 6.0% of revenues for the nine months ended September 30, 2010, relates to our legacy custom outsourcing contracts. Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but to which our technical solutions and related services can provide value; and

•
Data Synchronization, which comprised approximately 5.6% of revenues for the nine months ended September 30, 2010, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners. Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain.

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

In order to drive revenue growth, we have focused on investing in Managed Services, where we see significant opportunities for growth which we believe will offset declining revenues from Messaging Services. As part of our strategy of growing Managed Services, we have focused on broadening our product offering and enhancing the functionality of our Managed Services proposition. As a result, we must continue to offer value-added services and solutions to offset pricing pressure as it relates to this trend. In addition, as business processes that utilize a transaction management infrastructure have become increasingly complex and expensive for our customers to maintain in-house, we have seen an increased demand for our Managed Services offering. We will continue to target large and mid-sized enterprises, for which we could eliminate significant costs and staff as well as increase business performance, flexibility and efficiency. We believe this approach will increase our revenues and enhance profitability over the long-term.

In addition, as a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues and expenses from period to period. As a result, our revenues and expenses in recent periods have been affected by strengthening and weakening of the U.S. dollar relative to the foreign currencies in which we transact business.

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

For the three and nine months ended September 30, 2009 and 2010, the breakdown of revenue by service line appears below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Service Line	2009	2010	2009	2010
Messaging Services	$53,029	$58,820	$158,328	$162,020
Managed Services	21,424	30,786	60,369	78,787
B2B Software and Services	3,466	10,792	10,086	21,299
Custom Outsourcing	7,026	5,171	19,582	17,680
Data Synchronization	3,784	8,569	11,074	16,687
Total revenues	$88,729	$114,138	$259,439	$296,473

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

Cost of Revenues

Cost of revenues primarily consists of:

•	compensation and related benefit expenses associated with our workforce engaged in service delivery, technical operations and research and development;

•	computer, network and facility operating expenses;

•	royalty payments associated with resale of third party software licenses; and

•	depreciation and amortization expense, including the amortization of our capitalized software costs, deferred implementation costs and acquired intangibles.

We defer direct costs associated with implementation of certain multi-year customer contracts to the extent such costs can be recovered through guaranteed minimum revenues. The unamortized balances of these costs as of December 31, 2009 and September 30, 2010 were $14.4 million and $17.7 million, respectively, and are included in other non-current assets in the condensed consolidated balance sheets.

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, restructuring charges and merger and acquisition fees.

Sales and marketing expenses primarily consist of compensation and related benefit expenses associated with our employees engaged in sales and marketing, including sales commissions, as well as advertising costs, meetings, and  travel and entertainment expenses. General and administrative expenses consists of compensation and related benefit expenses associated with our employees engaged in management, finance, legal, and human resources together with the related information technology management and costs, as well as, facility costs and other general business expenses such as accounting, legal and business insurance. Restructuring charges include severance costs associated with workforce reduction efforts and lease termination costs associated with unused office space. Merger and acquisition fees include transaction costs associated with our acquisition of Inovis.

The following is a summary of our costs and operating expenses for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Costs and operating expenses:
Cost of revenues	$49,480	$63,567	$147,392	$158,030
Sales and marketing	10,574	14,658	31,759	39,206
General and administrative	10,400	15,445	35,792	41,248
Restructuring and related charges	697	1,824	7,298	2,891
Merger and acquisition fees	––	(512)	––	8,492
Total costs and operating expenses	$71,151	$94,982	$222,241	$249,867

Other Primary Operating Measures

Management relies upon Adjusted EBITDA as a primary measure to review and assess operating performance of its business and management team. Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and should not be considered as an alternative to net income, as a measure of operating performance, or cash flows from operating, investing and financing activities, as a measure of liquidity. Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures presented by other companies. The table below reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net income (loss)	$(1,218)	$(3,002)	$(8,424)	$14,364
Adjustments:
Income tax expense (benefit)	1,479	1,674	1,982	(34,187)
Interest expense, net	19,296	21,879	46,240	64,688
Depreciation and amortization	14,877	14,730	44,207	33,581
Stock compensation expense	40	129	120	212
Other (income) expense	(1,979)	(1,395)	(2,600)	17
Restructuring charges	697	1,824	7,298	2,891
Merger and acquisition fees	––	(512)	––	8,492
Integration costs(1)	––	359	––	507
Deferred income adjustment(2)	––	1,408	––	1,941
Loss on disposition of assets	––	––	––	1,724
Management fee	500	1,008	1,500	2,159
Total adjustments	34,910	41,104	98,747	82,025
Adjusted EBITDA	$33,692	$38,102	$90,323	$96,389

(1)	Integration costs represent incremental operating expenses associated with the integration of the Inovis business.
(2)
Purchase accounting requires that deferred income of an acquired business to be written-down to fair value at the date of purchase. In the twelve months following the Merger, revenue and operating income will be impacted by this adjustment.

Adjusted EBITDA for the three months and nine months ended September 30, 2010 increased $4.4 million and $6.1 million to $38.1 million and $96.4 million, respectively, from $33.7 million  and $90.3 million in the corresponding periods in 2009, respectively. The increase is primarily attributable to the incremental revenues and operating income generated from the acquired Inovis business.

The Company’s management monitors sales performance based on a measure referred to by management as Minimum Contract Value (MCV). MCV is the total future minimum committed revenue of new sales agreements signed in the current period by our customers. If the new contract signed is to replace an existing revenue stream, the MCV is adjusted to reflect only the incremental value from the sale. MCV for the three months and nine months ended September 30, 2010 was $40.5 million and $99.2 million, respectively, compared to $16.6 million and $82.2 million for the comparable periods in 2009. MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to deferred income or revenues, as a measure of financial condition or operating performance.

Results of Operations

Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

Revenues. Revenues increased by $25.4 million, or 28.6%, to $114.1 million for the three months ended September 30, 2010 from $88.7 million for the three months ended September 30, 2009. Revenues increased by $37.1 million, or 14.3%, to $296.5 million for the nine months ended September 30, 2010 from $259.4 million for the nine months ended September 30, 2009.  The increase was principally caused by the acquisition of Inovis, which contributed revenues of $31.4 million for the three months ended September 30, 2010 and $42.0 million for the period from June 2, 2010 through September 30, 2010, and the favorable impact of translating revenues generated in foreign currencies to U.S. dollars, partially offset by competitive pricing pressure.  The stronger U.S. dollar during the three  months ended September 30, 2010 as compared to the three  months ended September 30, 2009 resulted in a $0.6 million decrease in our revenues from translating revenues generated in foreign currencies into U.S. dollars.  The weaker U.S. dollar during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 resulted in a $6.1 million increase in our revenues from translating revenues generated in foreign currencies into U.S. dollars, respectively. Our service line revenues from:

•
Messaging Services increased by $5.8 million, or 10.9%, to $58.8 million for the three months ended September 30, 2010 from $53.0 million for the three months ended September 30, 2009.  Messaging Services revenue increased by $3.7 million, or 2.3%, to $162.0 million from $158.3 million for the nine months ended September 30, 2009. The increase in revenues from Messaging Services resulted from the incremental revenues generated by the acquired Inovis business of $10.7 million and $14.2 million for the three months and nine months ended September 30, 2010, respectively, and the effect of foreign currency translation partially offset by decreases resulting from price reductions and customer attrition.

•
Managed Services increased by $9.4 million, or 43.7%, to $30.8 million for the three months ended September 30, 2010 from $21.4 million for the three months ended September 30, 2009.  Managed Services revenue increased by $18.4 million, or 30.5%, to $78.8 million for the nine months ended September 30, 2010 from $60.4 million for the nine months ended September 30, 2009.  The increases are principally due to revenues of $6.9 million and $9.2 million from our acquisition of Inovis for the three and nine months ended September 30, 2010, respectively, the ramp up of services to customers added in previous years, additional professional services provided to existing customers, and impact of translating revenues generated in foreign currencies into U.S. dollars.

•
Data Synchronization Services, B2B Software and Services and Custom Outsourcing Services revenue increased in the aggregate by $10.3 million, or 71.8%, to $24.5 million for the three months ended September 30, 2010 from $14.3 million for the three months ended September 30, 2009.  Data Synchronization services, B2B Software and Services and Custom Outsourcing Services revenue increased by $16.0 million, or 36.6%, to $56.7 million for the nine months ended September 30, 2010 from $40.7 million for the nine months ended September 30, 2009.  The increases resulted from the incremental revenues generated by the acquired Inovis business of $13.9 million and $18.6 million for the three and nine months ended September 30, 2010, respectively, and the effect of foreign currency translation partially offset by decreases resulting from price reductions, customer attrition and the sale of our catalog service offering.

Cost of revenues. Cost of revenues increased by $14.1 million, or 28.5%, to $63.6 million for the three months ended September 30, 2010 from $49.5 million for the three months ended September 30, 2009.  Cost of revenues increased by $10.6 million, or 7.2%, to $158.0 million for the nine months ended September 30, 2010 from $147.4 million for the nine months ended September 30, 2009.  The increase in cost of revenues for the three months ended September 30, 2010 was primarily due to the incremental costs associated with our acquisition of Inovis partially offset by lower depreciation and amortization expense for previously acquired intangible assets which were fully amortized in the fourth quarter of 2009. The increase in cost of revenues for the nine months ended September 30, 2010 was primarily due to the incremental costs associated with our acquisition of Inovis partially offset by lower depreciation and amortization expense of intangible assets that were fully amortized in the fourth quarter of 2009 and the unfavorable impact of translating foreign currencies into U.S. dollars.

Sales and marketing. Sales and marketing expenses increased by $4.1 million, or 38.6%, to $14.7 million for the three months ended September 30, 2010 from $10.6 million for the three months ended September 30, 2009. Sales and marketing expenses increased by $7.4 million, or 23.4%, to $39.2 million from $31.8 million for the nine months ended September 30, 2010.  The increases were primarily due to the incremental costs associated with our acquisition of Inovis and the unfavorable impact of translating foreign currencies into U.S. dollars.

General and administrative. General and administrative expenses increased by $5.0 million, or 48.5%, to $15.4 million for the three months ended September 30, 2010 from $10.4 million for the three months ended September 30, 2009. General and administrative expenses increased by $5.4 million, or 15.2%, to $41.2 million for the nine months ended September 30, 2010 from $35.8 million for the nine months ended September 30, 2009.  The increases were primarily due to the incremental costs associated with our acquisition of Inovis partially offset by lower facility costs as a result of restructuring activities including relocating our global headquarters to a less expensive facility.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $0.1 million lower and $3.9 million higher for the three months and nine months ended September 30, 2010, respectively, as compared to the three months and nine months ended September 30, 2009.

Restructuring charges. Restructuring charges were $1.8 million and $2.9 million for the three months and nine months ended September 30, 2010, respectively, as a result of management restructuring actions.  During the past several years, the

Company has undertaken a series of restructuring activities, which included closing or consolidating certain office facilities and terminating employees, in order to reduce expenses in response to changing business requirements. Notably, in 2009, the Company initiated a plan to relocate its global headquarters and sublet its former global headquarters. The relocation was completed in the first quarter of 2010. During the three months ended September 30, 2010, the Company recorded restructuring charges of $1,824, which principally included charges associated with the consolidation of office space at the former Inovis headquarters and termination of employees associated with the integration of the Inovis business. The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring activities. We expect to incur restructuring and other non-recurring costs in connection with the Merger in the first twelve months after closing the Merger in addition to those we recorded during the three months ended September 30, 2010.

Merger and acquisition fees.  Merger and acquisition fees were $8.5 million for the nine months ended September 30, 2010.  These expenses related to the Merger which was consummated on June 2, 2010.

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

Interest expense. Interest expense increased by $2.5 million to $21.9 million for the three months ended September 30, 2010 compared to $19.4 million for the three months ended September 30, 2009. Interest expense increased by $18.4 million to $64.8 million for the nine months ended September 30, 2010 from $46.4 million for the nine months ended September 30, 2009.  The increases in interest expense are primarily attributable to a higher debt balance as a result of the December 2009 refinancing.

Other income (expense), net. Other income (expense) is primarily comprised of gains and losses on foreign currency transactions. Other income was $1.4 million and $2.0 million for the three months ended September 30, 2010 and 2009, respectively, and $2.6 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, other income and other expense includes losses from foreign currency transactions in the first six months of the year offset by foreign currency transaction gains in the three months ended September 30, 2010.

Income tax expense (benefit). Income tax expense was $1.7 million for the three months ended September 30, 2010 compared to $1.5 million for the three months ended September 30, 2009.  Income tax benefit was $34.2 million for the nine months ended September 30, 2010 compared to income tax expense of $2.0 million for the nine months ended September 30, 2009. The income tax benefit for the nine months ended September 30, 2010 resulted from the reduction of the Company’s deferred tax asset valuation allowance by $36.8 million as the result of net deferred tax liabilities assumed and recognized in purchase accounting related to the acquisition of Inovis. The income tax expense for the three months and nine months ended September 30, 2009 and the three months ended September 30, 2010 related primarily to taxes for foreign jurisdictions in which the Company has income.

Net income (loss). Net loss was $3.0 million and $1.2 million for the three months ended September 30, 2010 and  2009, respectively. Net income was $14.4 million for the nine months ended September 30, 2010 compared to a net loss of $8.4 million for the nine months ended September 30, 2009.  The higher net loss for the three months ended September 30, 2010 is primarily due to higher interest expense.  Net income for the nine months ended September 30, 2010  is primarily attributable to the reduction of the Company’s net deferred tax valuation allowance partially offset by higher interest expense and fees incurred in connection with the Merger.

Sources and Uses of Cash

The following table is a summary of sources and uses of cash during the nine months ended September 30, 2009 and 2010 (in thousands):

	Nine Months Ended September 30,
	2009	2010
Cash flows provided by operating activities	$42,639	$24,882
Cash flows used in investing activities	(21,790)	(18,932)
Cash flows used in financing activities	(47,759)	(831)
Effect of exchange rate changes on cash	1,666	129
Net increase (decrease) in cash and cash equivalents	$(25,244)	$5,248
Cash and cash equivalents, end of period	$22,619	$30,797

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Net cash provided by operating activities was $24.9 million and $42.6 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in net cash provided by operating activities of $17.7 million was mainly attributable to higher interest payments resulting from the December 2009 debt refinancing and payments for transaction costs associated with our acquisition of Inovis.

Net cash used in investing activities was $18.9 million for the nine months ended September 30, 2010 compared to $21.8 million for the nine months ended September 30, 2009.  Net cash used in investing activities in 2010 included $220.0 million for the acquisition of Inovis, net of cash acquired of $14.4 million, and capital expenditures of $26.9 million for property, software and equipment primarily related to continued enhancements of our service platform offset by a decrease in restricted cash of $227.6 million.  Net cash used in investing activities in 2009 was for capital expenditures for property, software and equipment.  Capital expenditures for the nine months ended September 30, 2009 and 2010 included $13.0 million and $13.4 million, respectively, of cost capitalized for the development of software for internal use.

Net cash used in financing activities was $0.8 million for the nine months ended September 30, 2010 compared to net cash used in financing activities of $47.8 million for the nine months ended September 30, 2009.  Net cash used in financing activities for the nine months ended September 30, 2010 was from deferred financing costs related to our December 2009 refinancing. Net cash used in financing activities for the nine months ended September 30, 2009 was from scheduled payments of our debt under the previous credit facility and fees paid for amendments to our debt agreements.

Liquidity and Capital Resources

On December 23, 2009, we completed the refinancing of our then outstanding indebtedness by issuing $785.0 million in aggregate principal amount of senior secured notes (the Senior Secured Notes) with an original issue discount of $18.6 million.  From the proceeds, we repaid all of the debt outstanding under the previously existing credit facilities, used $220.1 million to partially fund the acquisition of Inovis on June 2, 2010 and repaid $35.0 million in debt of GXS Holdings.

On July 27, 2010, the Company filed a registration statement with the SEC to register new notes with materially identical terms to the Senior Secured Notes.  On August 11, 2010, the Company filed a prospectus pursuant to Rule 424(b) of the Securities Act with the SEC to offer a public exchange of these notes.  The Company completed the exchange offer and issued $684,555 aggregate principal amount of new registered notes in exchange for like aggregate principal amount of the Senior Secured Notes on September 16, 2010.

The Senior Secured Notes carry an interest rate of 9.75% with interest payable on June 15 and December 15 each year.  The Senior Secured Notes will mature on June 15, 2015.  Following the December 23, 2009 debt refinancing, our principal sources of liquidity have been and are expected to be cash, cash flow from operations and borrowings under the revolving credit facility of our Credit and Guaranty Agreement.

The Company expects that cash flows from foreign operations will be required to meet its domestic debt service requirements. However, there is no assurance that the foreign subsidiaries will generate sufficient cash flow or that the laws in foreign jurisdictions will not change to limit the Company’s ability to repatriate these cash flows or increase the tax burden on the collections.

In June 2010, the Company borrowed $23.0 million from the revolving credit facility to pay a portion of the interest payable on the Senior Secured Notes. This amount was fully repaid before September 30, 2010 and there were no outstanding borrowings against the revolving credit facility as of that date. We may need to borrow funds from the revolving credit facility in future periods to make such interest payments, including the next interest payment on the Senior Secured Notes, which is due on December 15, 2010.

Prior to June 15, 2012, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 109.75% of the aggregate principal amount of the Senior Secured Notes redeemed, using the net cash proceeds from certain equity offerings, provided that at least 65% of the original aggregate principal amount of the Senior Secured Notes remain outstanding after the redemption.  We may on any one or more occasions redeem some or all of the Senior Secured Notes at any time prior to June 15, 2012 at a price equal to 100% of the principal amount of the Senior Secured Notes redeemed, plus a make-whole premium.  Any time after June 15, 2012, we may at anytime and from time to time redeem the Senior Secured Notes, in whole or in part, at the redemption prices defined in the indenture governing the Senior Secured Notes. Prior to June 15, 2012, we may on any one or more occasions redeem a portion of the Senior Secured Notes at a redemption price of 103% of the principal amount of the Senior Secured Notes redeemed, provided that in no event may we redeem more than 10% of the original aggregate principal amount of the Senior

Secured Notes issued during any twelve-month period at this price. In each case, we must also pay accrued and unpaid interest, if any, to the redemption date.  In the event of a change in control, we must offer to repurchase any outstanding Senior Secured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

The Credit and Guaranty Agreement entered into on December 23, 2009 with various lenders provides the Company with a revolving credit facility in an aggregate principal amount of $50.0 million, the proceeds of which shall be used for working capital, supporting letters of credit and general corporate purposes.  The interest rate for the revolving credit facility is a predetermined amount above London Interbank Offered Rate (LIBOR), subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the Company’s option.

The agreements governing the new debt impose limitations of our ability, to among other things, incur additional indebtedness, incur liens, consummate certain asset sales, make certain restricted payments, enter into certain transactions with affiliates, issue capital stock, merge or consolidate with any other person or sell, transfer or otherwise dispose of any assets.  The Credit and Guaranty Agreement also requires that we meet and maintain certain financial ratios and tests, including a minimum interest coverage ratio of 1.75 and a maximum net leverage ratio of 5.25, each as defined in the agreement.  Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control.  Our failure to comply with these covenants could result in a default under the Credit and Guaranty Agreement and the Indenture governing our Senior Secured Notes. At September 30, 2010, the Company had a coverage ratio of 2.84 and a net leverage ratio of 4.17, calculated as defined, and was in compliance with all financial and nonfinancial covenants.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures include the effect of foreign currency fluctuations and interest rate changes.

Foreign currency risk.  The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenue and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders' equity titled "accumulated other comprehensive loss." Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation. Our foreign currency risk is primarily for transactions denominated in the British pound, European euro, Japanese yen and Brazilian real.

Although much of our revenues are generated in U.S. dollars, $138.3 million, or 46.6% of our revenues for the nine months ended September 30, 2010 were generated in non-U.S. dollar denominated currencies. Our operating expenses are also generally denominated in U.S. dollars; however, approximately $80.1 million, or 32.0%, of our expenses for the nine months ended September 30, 2010 were denominated in foreign currencies. Due to the relatively weaker U.S. dollar, as of September 30, 2010, our operating income was favorably affected by $2.2 million when compared to the nine months ended September 30, 2009.

From a sensitivity analysis viewpoint, based on our financial results for the nine months ended September 30, 2010, a hypothetical overall 10% change in the U.S. dollar from the average foreign exchange rates during the nine months ended September 30, 2010 would have impacted our revenue and operating income by approximately $13.9 million and $5.9 million, respectively.

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

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50.0 million revolving credit facility. The interest rate for the revolving credit facility is a predetermined amount above the LIBOR, subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the Company’s option.  The actual impact of any change in the applicable interest rate on our results of operations could be affected by the existence of interest rate floors established for LIBOR and the administrative agent’s “base rate”.

The Company has an interest rate swap agreement with a commercial bank with a notional amount of $255.0 million.  The provisions of the agreement provide that the Company will pay the counterparty a fixed rate of 3.86%. The counterparty will pay the Company a variable rate equal to three-month LIBOR, which was 0.51% at September 30, 2010. The fair value of the interest rate swap was $11.8 million and $6.8 million as of December 31, 2009 and September 30, 2010, respectively. The interest rate swap was recorded in other liabilities in the condensed consolidated balance sheet at December 31, 2010 and accrued expenses and other current liabilities in the condensed consolidated balance sheet at September 30, 2010.  The interest rate swap agreement expires on April 26, 2011.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage the Company’s exposure related to changes in the three-month LIBOR rate associated with its variable-rate 2007 Credit Facility.  As the hedged future forecasted transactions (variable interest payments on the 2007 Credit Facility) were no longer probable of occurring upon the repayment and extinguishment of the 2007 Credit Facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009.  In addition, changes in the fair value of the interest rate swap are now recorded through interest expense, and the increase in fair value of the interest rate swap of $1.7 million and $5.0 million was recorded as a reduction to interest expense in the three and nine months ended September 30, 2010 respectively.

If three-month LIBOR were to increase, the amount of variable-rate interest we are paid by the counterparty under our interest rate swap agreement would increase, thus reducing our total consolidated net interest expense. Conversely, a decrease in three-month LIBOR would cause our total consolidated net interest expense to increase. The annual impact on our results of operations of a one-percentage point change in three-month LIBOR would be approximately $2.6 million.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

As a result of our merger with Inovis, we are integrating certain business processes and systems.  Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete.  There have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in legal proceedings from those described in Part II, Item 1 included in our June 30, 2010 quarterly report on Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes in the risk factors affecting us from those described in “Risk Factors—Risk factors related to our business” included in our registration statement on Form S-4 filed with the SEC on July 27, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Not Applicable.

Item 5.   Other Information

None.

Item 6. Exhibits:

Exhibit No.	Description
*10.1	Employment Agreement with Gregg Clevenger dated October 27, 2010.
*10.2	Form of Option Agreement - CEO.
*10.3	Form of Option Agreement - CFO.
*10.4	Form of Option Agreement - Other Executive Officers.
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2010
GXS WORLDWIDE, INC. By: GXS WORLDWIDE, INC.

	By:	/s/ Robert Segert
Name: Robert Segert
Title: Director, President and Chief Executive Officer

By:	/s/ John Duvall
Name: John Duvall
Title: Senior Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
*10.1	Employment Agreement with Gregg Clevenger dated October 27, 2010.
*10.2	Form of Option Agreement - CEO.
*10.3	Form of Option Agreement - CFO.
*10.4	Form of Option Agreement - Other Executive Officers.
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*	Filed herewith