Form 10-K
period 2010-12-31
GXS Worldwide, Inc.
filed 2011-03-31
CIK 1490346

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-167650

GXS Worldwide, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	35-2181508
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9711 Washingtonian Boulevard, Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

301-340-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes  ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☑

As of March 31, 2011, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

Documents incorporated by reference: None.

GXS WORLDWIDE, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2010

In this Annual Report, all references to “our,” “us,” “we,” “the company” and “GXS” refer to GXS Worldwide, Inc. and its subsidiaries as a consolidated entity, unless the context otherwise requires or where otherwise indicated. All references to “Inovis” refer to Inovis International, Inc., which we acquired on June 2, 2010. All references to “fiscal year 2010” or “2010” refer to the year ended December 31, 2010, and all references to “fiscal year 2009” or “2009” refer to the year ended December 31, 2009 unless otherwise indicated.

We own or have rights to use various trademarks, trade names and service marks in conjunction with the operation of our business, including, but not limited to, Trading Grid®, Inovis, Inovis Catalogue, BetweenMarkets, BizLink, BizManager, Bizconnect, TrustedLink and, in certain foreign jurisdictions, GXS and TRADANET.

Market and industry data and forecasts used in this Annual Report have been obtained from independent industry sources.  Some data is also based on our good faith estimates. Although we believe these third party sources to be reliable, we have not independently verified the data obtained from these sources and we cannot assure you of the accuracy or completeness of the data.  Forecasts and other forward-looking information obtained from these sources and our estimates are subject to the same qualifications and uncertainties as the other forward-looking statements in this Annual Report.  The Gartner Reports described herein (the “Gartner Reports”) represent data, research opinions or viewpoints published as part of a syndicated subscription service by Gartner, Inc. (“Gartner”), and are not representations of fact.  Each Gartner Report speaks as of its original publication date (and not as of the date of this Annual Report) and the opinions expressed in the Gartner Reports are subject to change without notice.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements.  They can be affected by assumptions used or by known or unknown risks or uncertainties.  Consequently, no forward-looking statements can be guaranteed.  Actual results may vary materially.  You are cautioned not to place undue reliance on any forward-looking statements.  You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to maintain our prices at an acceptable level;

•	increasing price and product and services competition by U.S. and foreign competitors, including new entrants and in-house information technology departments;

•	rapid technological developments and changes and our ability to introduce competitive new products and services on a timely, cost-effective basis;

•	our mix of products and services;

•	customer demand for our products and services;

•
general domestic and international economic conditions and growth rates, including sluggish and recessionary economic conditions and exposure to customers in high economic risk sectors, such as the financial services and automotive industries;

•	declines in the creditworthiness of our customers;

•	currency exchange rate fluctuations;

•	our ability to market our products and services effectively;

•	the length of life cycles for the products and services we offer;

•	our ability to protect our intellectual property rights;

•	our ability to protect against data security breaches and to protect our data centers from damage;

•	our ability to attract and retain talent in key technological areas;

•	changes in U.S. and foreign governmental regulations;

•	the continued availability of financing in the amounts, at the times and on the terms required to support our future operations and our levels of indebtedness;

•	our ability to comply with existing and future loan agreements;

•	our ability to implement effectively our growth strategy;

•	future investments;

•	the outcome of existing or future litigation;

•	our ability to negotiate acquisitions and dispositions and to integrate acquired companies and realize synergies successfully; and

•	higher than expected costs or expenses arising from our acquisitions.

This list of factors is not exhaustive, and new factors may emerge or changes to these factors may occur that would impact our business.  Additional information regarding these and other factors may be contained in our filings with the SEC, especially on Forms 10-K, 10-Q and 8-K.  All such risk factors are difficult to predict, and are subject to material uncertainties that may affect actual results and may be beyond our control.  The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report, and we undertake no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

ITEM 1.	Business

Our Company

We are a leading global provider of business-to-business (“B2B”) e-commerce and data integration services that simplify and enhance business process integration, data quality and compliance, and collaboration among businesses.  Our services and solutions enable our customers to manage and improve mission critical supply chain functions, securely process financial transactions related to the exchange of goods and services, and automate and control other business-critical cross-enterprise business processes.  By utilizing these services, our customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security.  Approximately 40,000 global customers and their business partners conduct business together via GXS Trading Grid®, a large integration cloud that includes specialized capabilities for automating, assembling, monitoring, and improving multi-enterprise business processes.  Our business model is characterized by a recurring revenue and subscription service model, substantial operating leverage, and strong cash flow generation.

Our services and solutions help our customers manage the information flow throughout their supply chain and with their customers and business partners.  We manage a wide variety of information flows including collaborative product design and forecasting, sales activity and inventory, purchase orders and invoicing, global shipping, service automation and electronic payments.  The globalization of supply and localization of demand has increased the challenges businesses face managing and complying with a growing diversity of communication protocols, industry and regional standards, regulatory and customer requirements, and technical capabilities, especially with small-and-medium trading partners.  GXS Trading Grid® shields our customers from the complexities of these challenges and reduces the associated implementation and ongoing maintenance costs inherent in operating and managing global supply chains that and serve customers around-the-world.

We market our services broadly across two primary service lines, each leveraging the services within GXS Trading Grid®.  “Messaging Services” represents our largest service offering and provides for the automated and reliable exchange of business documents, images, and other files amongst businesses worldwide.  “Managed Services” represents our fastest growing business and combines many of the value-add integration services within GXS Trading Grid® designed to optimize and improve multi-enterprise business processes, including data transformation, data quality, multi-lingual web-based enablement, real-time dashboards and reporting, and end-to-end monitoring and message track-and-trace.  For both our Messaging and Managed Services customers, GXS Trading Grid® also includes an application development environment enabling GXS to offer lightweight composite applications offering enhanced visibility and control for B2B operators and business users.  These services are branded “Active Applications” and are built on GXS’s open-standard based Active Foundation®.  In 2010, our Managed Services business achieved $112.8 million in total revenue, achieving compound annual growth of 23% since its inception in 2004.  We also offer B2B Software and Service solutions for customers seeking to deploy private integration clouds on their premises.  Finally, we offer Custom B2B Outsourcing solutions for a small set of large enterprise customers requiring a dedicated hosted solution.

The majority of our revenue is generated through transaction processing and subscription service fees for access and use of GXS Trading Grid®, our integration cloud platform.  In 2010, we managed more than ten billion electronic transactions across an estimated six million integration pairs, or trading partner relationships.  We apply vertical expertise and knowledge to our solutions and serve many industries, including retail, consumer products, financial services, automotive and high technology.  In addition, we have recently witnessed increased business activity servicing the media and entertainment and insurance industries.  Across all industries, customers view our services and solutions as essential to their day-to-day business operations and typically enter into long-term contracts with us.  Revenue attributable to transaction processing and software maintenance fees, which tend to be recurring in nature, represented approximately 87% of our total revenue for the year ended December 31, 2010.  Additionally, of our top 50 customers in fiscal 2010 (ranked by revenue), 96% have been customers for five or more years.

On June 2, 2010, GXS Holdings, Inc. (“GXS Holdings”), a Delaware corporation and our direct parent company, which directly owns 100% of our issued and outstanding common stock, acquired Inovis International, Inc. (“Inovis”), a leading provider of fully integrated B2B solutions and services that manage the flow of critical e-commerce information for global trading communities, which we refer to as the “Merger”.  Inovis’s core business has historically been the provision of messaging services, catalog and managed services to approximately 16,000 customers worldwide with approximately two billion transactions per year, primarily on a fee-per-transaction basis.  Following the Merger, Inovis was merged with and into GXS, Inc. (“GXSI”), one of our indirect wholly-owned subsidiaries and a guarantor of the Senior Secured Notes issued December 2009, and we became an indirect wholly-owned subsidiary of GXS Group, Inc. (previously known as Griris Holding Company, Inc.).  Certain foreign subsidiaries of Inovis became wholly owned subsidiaries of GXSI.

B2B E-Commerce and Integration Industry

The multi-enterprise B2B e-commerce and data integration industry covers the electronic exchange and optimization of data between organizations.  There are a variety of global, industry-specific and regionally defined standards which govern the ability to deliver this information electronically.  The most popular are Extensible Markup Language (“XML”)-based and local Electronic Data Interchange (“EDI”) standards (such as ANSI X12, EDIFACT) which are defined and structured around a process or industry.  However, as additional processes between businesses are increasingly digitized, an increasing percentage of data processed is unstructured and unique specifically to a large business and their supply chain or business partner relationships.  By enabling the efficient flow of information, structured or unstructured, between businesses, our industry can help businesses address data integration and supply chain inefficiencies and improve business agility, such as new market expansion or new product introduction, and business results, such as time-to-revenue or customer satisfaction.

The multi-enterprise B2B market is a subset of the Application Infrastructure and Middleware (“AIM”) market, itself one of eleven sub-segments in Enterprise Infrastructure Software.  Gartner estimates that companies spent $16.0 billion on AIM solutions in 2009, growing to more than $22.0 billion in 2014.  The multi-enterprise B2B market is noted as growing at 9% CAGR from 2009 to 2014, two points faster than the AIM market, benefitting from the push of globalization, standardization and inter-geographical collaboration and the doubling of multi-enterprise traffic within Global 2000 companies during this period.  (Gartner “Market Trends: Application Infrastructure and Middleware Software, Worldwide, 2009-2014” by Fabrizio Biscotti, Teresa Jones, Asheesh Raina, Massimo Pezzini, October 12, 2010).

The process of integrating information between businesses is central to a company’s ability to build and manufacture products with speed and quality, coordinate timely logistics and shipping activity, and better serve customers.  With the advent of Internet-based communications, the increasing number of communication protocols and global XML or EDI-based standards, and the challenges working with businesses in remote regions of the world, multi-enterprise integration is increasingly complex and costly.  However, the benefits from integration are substantial, including gaining end-to-end supply chain visibility, eliminating excess inventory, tracking global shipments, optimizing the launch of a new product, understanding customer purchasing trends and managing payments and cash flow.  In 2007, Stanford University’s Global Supply Chain Management Forum determined that our Managed Services customers improve customer satisfaction by 62%, improve technical capabilities to serve partners by 75%, and achieve a 63% reduction in redundant internal B2B platforms.

Examples of multi-enterprise business processes include collaborative product design, order-to-cash, electronic invoicing, global shipping, trouble ticket management, and global payments.  A simplified example includes the traditional order-to-cash process whereby one business places an order to one or more other businesses.  In response, the partner business acknowledges the order, provides shipment details and ultimately invoices the customer.  Businesses gain speed advantages and reduce costs when up-to-date, accurate information is exchanged electronically versus delivered via e-mail or by facsimile.  Businesses gain additional advantages when they utilize our Active Applications, which are lightweight composite applications within GXS Trading Grid®.  Active Applications provide a higher level of visibility and control around global transaction flows or multi-enterprise business processes, identifying exceptions and errors, uncovering inefficiencies, and highlighting opportunities for performance improvement.  To deliver these benefits, the industry offers four primary solutions: global messaging services, B2B managed services, B2B gateway software, and Data Synchronization.

Global Messaging.  Global messaging includes the secure, reliable exchange of structured business documents or unstructured files, such as an image or Adobe PDF file, from one business to another, primarily over the Internet. Businesses are provided one or more unique addresses to send and retrieve documents and files.  A database is maintained that stores relationships between businesses, referred to as integration pairs or trading partner relationships.  These relationships enable messages to flow securely between businesses.  Files that are very large in size, such as three-dimensional computer-aided design files or check images, are often exchanged through unique addresses with specially-designed efficient infrastructure.  The management of large and bulk file exchange is often referred to as Managed File

Transfer (“MFT”).  Industry analyst firm Gartner estimates that the integration-platform-as-a-service (“iPaaS”) segment was approximately $894.0 million in 2010 (Gartner “Market Trends: Multienterprise/B2B Infrastructure Market, Worldwide, 2010-2015” by Fabrizio Biscotti, Paolo Malinverno, Benoit J. Lheureux and Thomas Skybakmoen, February 10, 2011).

Managed Services.  Within the multi-enterprise integration market, the fastest growing segment is B2B managed services, also known as B2B Integration Outsourcing or Integration Brokerage.  Businesses use B2B managed services to extend or enhance a multi-enterprise business process or to outsource the management of an entire B2B program.  A B2B program includes all of the hardware, software and staff required to support a company’s business partners electronically, including customers, suppliers, shipment carriers and banks.  Managed services offer an alternative delivery model designed for companies either struggling to achieve returns from B2B integration software investments or unable to handle the considerable tasks associated with worldwide B2B programs.  In the managed services model, there is no software to purchase or manage.  Instead, corporations leverage an on-demand B2B integration platform by outsourcing the management of the underlying server hardware, storage platforms and B2B translation technology.  Through this model, companies are able to achieve their B2B integration goals faster and cheaper than through in-house and software-based approaches.  Gartner estimates that companies spent more than $1.0 billion on B2B Integration Outsourcing or Integration Brokerage in 2010, and that this segment will register a compound annual growth rate of 18% through 2015—reaching over $2.3 billion in spend.  If measured on its own, Integration Brokerage would be one of the largest and fastest growing segments within the AIM market.  (Gartner “Market Trends: Multienterprise/B2B Infrastructure Market, Worldwide, 2010-2015” by Fabrizio Biscotti, Paolo Malinverno, Benoit J. Lheureux and Thomas Skybakmoen, February 10, 2011).

B2B Gateways.  B2B gateway software is deployed within a business and can be used to complement global messaging services or as a stand-alone messaging platform to connect directly to business partners.  B2B gateway software provides communication and integration technology to enable a business to connect its internal systems and processes with its partners.  B2B gateway is typically sophisticated software, including data translation, visibility and monitoring, communication and community management components, which often require significant trained resources to implement and maintain.  A company must keep current every integration point both within and outside its enterprise, creating significant ongoing staffing and resource requirements.  Gartner estimates that companies spent $720.0 million on B2B gateway software in 2010 and is projected to reach in excess of $997.0 million in 2015, representing a compound annual growth rate of over 6% (Gartner “Market Trends: Multienterprise/B2B Infrastructure Market, Worldwide, 2010-2015” by Fabrizio Biscotti, Paolo Malinverno, Benoit J. Lheureux and Thomas Skybakmoen, February 10, 2011).

Data Synchronization.  Given the applicability of the multi-enterprise B2B industry to impact global supply chain operations, we also participate in the data synchronization segment.  Businesses often struggle to gain a consistent, complete and accurate single view of products or services across their global enterprises.  This issue is further compounded by the fact that a retailer can have hundreds or thousands of suppliers and exchanging accurate product data from so many sources is highly complex and often prone to error.  With consistent, accurate product data, a business can reduce its costs, improve decision making, ensure regulatory compliance and grow revenue faster.

Competitive Strengths

A Leader in the Industry.  We are a leading global provider of B2B e-commerce and integration services and solutions.  In business for more than 40 years, we have extensive industry experience, comprehensive solutions, a secure and reliable global network, and a large, global customer base.  Since 2003, we have made significant investments in GXS Trading Grid®, a large integration cloud with an estimated six million integration pairs and managing over ten billion transactions annually.  Since we were divested from the General Electric Company, we believe we have consistently led innovation in the industry by introducing and delivering innovative capabilities, such as Intelligent Web Forms, Trading Grid for Excel, Active Documents, Managed SWIFT, PCI Compliance, and other services, that enable our customers to automate many of their mission-critical supply chain processes, driving higher business responsiveness, lowering operating costs and broadening the reach of supply chain networks and business partner relationships.  Industry analyst firms began identifying our industry shortly after the launch of GXS Trading Grid® in 2004.  Since then, GXS has regularly been positioned as a leader in industry-wide research studies.

 Robust Technology Platform.  In 2004, we developed a vision for the next generation B2B e-commerce and integration platform, which became known as GXS Trading Grid®.  Since 2003, we have made significant investments in building an integration cloud platform, including a multi-tenant, service oriented architecture which supports our ability to quickly build and maintain products that can be shared with multiple customers and a suite of lightweight software-as-a-service (“SaaS”) applications for supply chain professionals and business users.  We believe customers benefit from our integration cloud platform through reduced hardware and software costs, but also benefit from reduced costs to operate, maintain, and improve multi-enterprise process performance.  In addition, GXS Trading Grid® has a broad set of automation capabilities that we believe can address the diverse requirements of businesses, small or large, around-the-world, resulting in improved flexibility and return-on-investment.

Scalable Global Business Infrastructure.  Businesses are continuously seeking cost advantages through the globalization of their supply chains while, at the same time, entering new markets and attracting new customers.  We have a leading capability to directly serve every industrialized country and most emerging markets.  Our expertise in various communication protocols, domain expertise in B2B business standards and localized country-insight into best practices, culture and language enable us to provide a leading global solution for our B2B customers.  We have a direct presence in 20 countries located on five continents, with 24x7 operations support and local language support in 15 languages.  Through our network of partners and distributors, we provide sales and/or technical support to customers in 30 additional countries and we have direct-billed active customers in 61 countries around the world.

Diversified Business Mix.  Our business and revenues are highly diversified, ensuring that we are not reliant on any individual customer, industry or geography.  No single customer exceeded 5% of our revenues during the year ended December 31, 2010.  We have extensive industry leadership, particularly in retail, consumer products, financial services, automotive and high technology.  However, we believe that no single vertical accounted for more than 20% of our total revenues during the year ended December 31, 2010.  In addition, we believe we have an unmatched international presence in our industry.  We generated approximately 45.2% of our revenues for the year ended December 31, 2010, from customers outside the United States.  We have a large customer base of more than 40,000 companies, including over 72% of the companies in the Fortune 500.

Substantial Recurring Revenue Base and Significant Free Cash Flow Generation.  Our revenue has a high degree of visibility and stability due to the recurring nature of transaction processing and software maintenance.  In addition, we typically enter into multi-year contracts with our customers.  As a result of our contract-based revenue and high renewal rates, we have a predictable business model.  Revenue attributable to transaction processing and software maintenance fees, which tend to be recurring in nature, represented approximately 87% of our total revenue for the year ended December 31, 2010.  The combination of our recurring revenue base, along with our scale, technology, minimal working capital needs and moderate capital expenditures, has allowed us to generate significant free cash flow.

Highly Experienced Management Team.  We have an experienced and proven executive and management team.  On average, our senior management team each have more than 20 years of experience in the software and service industries.  Our executive management team has led various businesses through periods of rapid growth, organizational restructuring and strategic change, and has a proven record of increasing productivity and reducing costs, making strategic acquisitions and developing and maintaining strong customer relationships.

Business Strategy

Our mission is to extend our segment leading position by providing innovative, industry-focused B2B e-commerce and data integration services and solutions that enable our customers to achieve their business priorities and goals.  Our customers trust us with their mission-critical supply chain and multi-enterprise business processes and hence we must operate a service that is highly reliable, scalable, and flexible.  Specifically, our strategy focuses on four main themes:

Expand the GXS Trading Grid®.  The economics of our multi-tenant, elastic technology model enable us to scale incremental volumes and customers at low marginal costs.  In addition, we believe the value that we deliver to customers is enhanced as the number of business partners, supported standards, and communications protocols are increased.  Our strategy is to rapidly increase the number of endpoints (such as trading partners) that connect to GXS Trading Grid® while simultaneously increasing our ability to assemble, maintain, and optimize the information flowing through GXS Trading Grid®.  We intend to continue to introduce new services within GXS Trading Grid® that expand our ability to serve existing customers and improve their business performance.  We will go to market primarily through our direct sales force, supplemented by key strategic channel partners, including Accenture, Fujitsu, Microsoft, and Verizon.

•
On average, we believe our customers still have automated less than 50% of their trading partner relationships.  We believe there is a significant opportunity to expand by connecting to partners not presently on our network.

•
We believe that there remains a significant opportunity to expand our business in the United States, which we believe represents almost 60% of global B2B spend.  We also believe we have underserved opportunities in Europe, Asia and Brazil as demand for B2B e-commerce and integration services and solutions continues to increase.  We also believe our direct sales force across these underserved regions presents a significant opportunity to distribute Inovis software and service products.

•	While we have a diverse industry portfolio, we believe there are significant opportunities to serve new growth opportunities in the healthcare, government, transportation and energy sectors.

•
We believe our services and solutions portfolio can be broadened to enhance the value that we provide to our customers.  For example, we have access to a large repository of data related to business transactions and process flows that we believe can be leveraged to provide business analytics tools and dashboards for our customers.

Capitalize on Growth in Demand for Managed Services.  We believe the opportunity to extend an existing B2B process or outsource an entire B2B program is the fastest growing opportunity in our industry, driven in large part by the need for customers to effectively manage the increasing complexity and cost of their global supply chains or improve their ability to serve customers.  Our Managed Services solution enables customers to effectively extend or off-load the management of their B2B e-commerce operations, allowing them to focus on their core business processes.  Our strategy leverages our leading global footprint and process domain knowledge to provide an integrated, outsourced solution at lower cost, with high quality and increased scalability.  We believe this value proposition is most attractive to large or multi-national enterprises and fast-growing regional players with extensive or growing trading partner and customer communities.

We intend to further enhance our Managed Services by adding specialized industry applications to GXS Trading Grid® which provide enhanced visibility and control of a multi-enterprise process.  However, it is not our intention to replace customer internal systems, such as Enterprise Resource Planning (“ERP”) or Customer Relationship Management (“CRM”) systems, but to complement and improve their performance.  These services are designed to further integrate our solutions into the core business processes of our customers, enhancing the value of our offerings and our ability to lock-in longer term contracts with improved margins.

Optimize and Modernize our Global Infrastructure.  We have already made significant investments to modernize our commercial infrastructure.  The Merger will also help modernize our commercial infrastructure by leveraging Inovis’s systems and platforms, which we expect to integrate with our existing infrastructure.  Our next generation, cloud computing infrastructure supports continuous real-time information flows, while delivering lower unit costs, enhanced scalability and high platform availability.  We will continue to invest in the enhancement of our platforms and in ongoing systems migrations designed to reduce platform complexity, lower operating costs and further improve system throughput and performance.

Selectively Pursue Strategic Acquisitions.  We intend to grow the scope and scale of our business by selectively pursuing acquisitions of companies with complementary products and technologies.  Our strategy focuses on acquiring businesses that will extend the number of integrated customers in new geographic or industry segments or which will improve our ability to service the information that is flowing through our global integration cloud, GXS Trading Grid®.  We will also look to acquire businesses that will increase our operational scale in existing markets as well as extend our core Managed Services offering capabilities, such as the recently completed acquisition of Inovis.

We believe we have developed an internal competency regarding post-acquisition integration that allows us to achieve significant operating leverage when combining with the businesses that we acquire.  This leverage is primarily achieved through a reduction in back-office expenses as well as the migration of the acquired company’s platform to our processing network.  We believe our recent experience in integrating Inovis during 2010 and Interchange, a provider of EDI and related services to customers in Brazil that we acquired in 2008, demonstrates our capability to acquire and successfully integrate an acquisition.

Our Business Model

We employ a subscription-based service model for the vast majority of our services.  This model entails offering B2B e-commerce and integration services and solutions to large, industry-leading companies and their community of business partners or trading partners, including customers, suppliers, carriers and banks.  Examples of our customers and their community of trading partners include retailers, suppliers, banks and corporate cash management customers.  These customers process high volumes of transactions with their trading partners and, over time, these customers will typically add additional business partners or automate additional processes, resulting in additional revenue opportunities.

Although our services appeal to companies in a wide variety of industries, our typical customer is a retailer or manufacturer of goods such as automobiles, industrial parts, consumer packaged goods, apparel and footwear, and computer or telecommunications equipment.  Other major customer segments include logistics providers responsible for the warehousing, transportation, exporting or importing of goods and financial institutions responsible for payment, financing or risk mitigation of the supply chain transactions.  We enable these constituents, often called trading partners, to digitize their business information and process business transactions relating to their integrated supply chain activities.  An example of business transactions related to a retail supply chain follows.

•	A supplier publishes an electronic product catalog containing critical information including branding, packaging, pricing, promotions and other attribute data important to the buyer.

•
The buyer forecasts short-term demand, assesses which products to buy and issues an electronic purchase order to the supplier specifying the types of products, quantities, ship-to-locations and other terms and conditions.

•	The supplier acknowledges receipt of the electronic order as well as acceptance of the terms and conditions.

•	As the buyer’s forecast changes, it may issue one or many changes to the purchase order, which would in turn be acknowledged by the supplier.

•
Upon fulfillment and shipment of the order, the supplier sends an electronic advance shipment notice, which informs the buyer of the products shipped, quantities, transportation carriers and expected arrival dates and locations.

•	For long distance international supply chains, steamship operators and ground freight providers may issue multiple status messages to update both buyer and supplier on the location of the shipments.

•	Upon receipt of the packages by the buyer, the logistics provider will send an electronic proof of delivery to the supplier.

•	The supplier will send an invoice to the buyer requesting payment to be issued consistent with terms of the purchase agreement.

•	Once the invoice has been approved, the buying organization will send instructions to its bank to send payment via an automated clearinghouse (“ACH”) or wire transfer to the supplier.

•	Additionally, the buyer will send a detailed remittance advice to the supplier providing the accounting details necessary to post the receivable to its general ledger.

Significant variations to the business process outlined above may occur resulting in a different sequence or combination of electronic transactions being exchanged between the buyer, supplier and service providers.  Examples include:

•	vendor managed inventory models in which the supplier assumes responsibility for the replenishment decisions and may also hold title to the inventory at the buyer’s locations;

•	international trade scenarios in which a letter of credit is issued to mitigate the risk of non-payment by the buyer; and

•
drop ship scenarios in which the supplier forwards an order fulfillment request on to one of its suppliers for shipment directly to the customer, thereby avoiding unnecessary logistics and inventory expenses.

We believe that our ability to automate the exchange of essential business information between trading partners with dissimilar processes and applications adds value at each step of the supply chain.  In a typical implementation, a customer hires us to:

•	conduct the necessary processes to connect the company to our infrastructure;

•
roll out our B2B e-commerce and integration services and solutions to the customer and its trading partners (as required) and connect those trading partners to our infrastructure either directly or via an interconnect through a competing provider; and

•	act as a trusted intermediary, providing services such as security, authentication, translation and audit tracking, among others, to the customer and its trading community.

Our Customers

We provide our services and solutions to a large customer base across a number of different industries. We serve a customer base of over 40,000 customers, including over 72% of the Fortune 500 companies, in a broad range of industries including consumer products, financial services, manufacturing, retail, automotive, health care and technology.  Our customers range in size from small businesses to multinational corporations.  Our largest customer represented only 4.1% of our revenues in 2010, with the top 10 and top 50 customers accounting for 14.1% and 26.3% of total revenues, respectively.  The customer base is also well diversified across geographies with approximately 54.8% of our revenues generated in the United States; 23.4% in the Europe, Middle East and Africa (“EMEA”) region; 10.5% in the Asia Pacific region; and 11.3% in the rest of the world for the year ended December 31, 2010.

Our Competition

We compete with numerous companies both nationally and internationally.  Our competitors include large companies with substantially greater resources than us that compete in many market areas, software vendors and smaller technology firms that offer integration suites and small specialized companies that compete in a particular niche market.  We compete with other integration service providers, such as IBM (IBM recently acquired Sterling Commerce).  We also compete with providers of products and services based on alternative technologies to integration clouds such as IBM, Software AG, Tibco, Oracle, Informatica, and Axway Software.  We compete at times with large system integrators engaged in Business Process Outsourcing services, such as HP/EDS and Hitachi.  Our services and solutions also compete indirectly with the information technology departments of our larger customers.

Our ability to compete successfully depends on multiple factors, both within and outside of our control.  The principal factors are:

•	quality of service, including the reliability and quality of the services and solutions we offer;

•	technical functionality, including delivery of innovative solutions and our speed in developing and bringing to market the next generation of services and solutions;

•	global capabilities, including serving customers with operations in multiple countries;

•	price; and

•	customer service, including our responsiveness, availability and flexibility.

We believe that our solutions are generally competitive with regard to each of these factors.

Marketing and Sales

We market our services and solutions through our global sales force, which is organized along three lines:  industry, geography and major account coverage.  Our direct sales teams concentrate on developing new customers within a particular industry and region, as well as increasing the utilization and penetration of existing trading communities.  Our sales teams are supported by a team of technical sales and marketing support personnel who assist in the sales process as needed.  We also have resellers of our products and services in selected geographies and serving selected industry segments.

Our marketing activities are designed to enhance our brand name and the market awareness of our services and solutions through advertising, press releases and other media.  We have product managers dedicated to each of our product lines who, together with our marketing communications group, focus on increasing awareness of specific services and solutions that we offer.  We also collaborate with several resellers for distribution of our services and solutions globally.

Our Data Infrastructure

We currently operate numerous data centers around the world through which we have developed capacity planning, engineering, implementation and disaster recovery policies.  These data centers service customers on a regional and global basis and house our data processing infrastructure.  We believe our data processing infrastructure is sufficient to effectively meet demand for the foreseeable future and to increase capacity as needed.  Our telecommunications infrastructure is a high-speed digital network that connects us to our customers and facilitates the transport of multiple protocols via private lines and the internet.  In 2006, we entered into a seven-year network outsourcing agreement with MCI Communication Services, Inc. (now “Verizon Business Services”, or “Verizon”).

Our Facilities

We currently lease approximately 83,737 square feet of office space for our corporate headquarters, which is located in Gaithersburg, Maryland.  We have subleased to a subtenant our former headquarters consisting of approximately 342,000 square feet of office space, also located in Gaithersburg, Maryland (the “Former Headquarters”).  The subtenant also has the option to purchase the Former Headquarters any time prior to April 1, 2014, which, if exercised, would terminate the sublease and the primary lease of the Former Headquarters.

Our main data center is a 104,000 square foot facility located in Brook Park, Ohio, which we own.  We also lease a 54,000 square foot data center in Amstelveen, Netherlands, which expires in 2013 subject to certain renewal options; a portion of a data center facility in Lithia Springs, Georgia, part of which expires in 2011 and part of which expires in 2014; and a portion of a data center facility in Allen, Texas, part of which expires in 2011 and part of which expires in 2014.

In addition, we lease various other facilities including:  approximately 75,000 square feet in Alpharetta, Georgia; 17,400 square feet in Emeryville, California; 17,100 square feet in Concord, California; 16,500 square feet in Tampa, Florida; 12,000 square feet in Raleigh, North Carolina; 12,000 square feet in Irvine, California; 11,000 square feet in Dallas, Texas; 50,000 square feet in various locations in the United Kingdom; 40,000 square feet in Makati City, Philippines; 22,500 square feet in Bangalore, India; 16,000 square feet in Sao Paulo, Brazil; 12,500 square feet in Hong Kong, China; 12,000 square feet in Huerth, Germany; and 6,500 square feet in Tokyo, Japan.  These leases expire at various times between 2011 and 2017.

Our corporate headquarters are located in Gaithersburg, Maryland.  We also have more than a dozen offices throughout the United States and 28 offices in 19 foreign countries.  Many of our offices serve multiple functions including sales, service implementation, customer service, and administrative support.  We maintain a customer service center at our corporate headquarters to support primarily our North American customers.  We also provide customer support from other United States office locations and customer service centers and/or customer service representatives in various locations in Europe, Asia  and Brazil to support customers on a regional basis and in Manila, the Philippines, providing global first tier support.

Our Intellectual Property

Our success and ability to compete are dependent, in part, upon our ability to adequately protect our proprietary technology and other intellectual property.  In this regard, we rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business.  We also protect our proprietary technology, intellectual property and confidential information through the use of internal and external controls, including nondisclosure and confidentiality agreements with employees, contractors, business partners and advisors.  Our policy is to apply for patents with respect to our technology and seek trademark registration of our marks from time to time when management determines that it is competitively advantageous and cost effective to do so.

In the United States, we currently own 14 issued patents, one pending patent application, 13 registered trademarks and approximately 100 registered copyrights.  We also own a number of registered foreign trademarks and service marks.

While we do not believe that any one single patent, trademark, copyright or license is material to the success of our business as a whole, in the aggregate, these patents, trademarks, copyrights and licenses are material to our business.

Our Employees

As of December 31, 2010, we had 2,338 full-time employees.  These employees consisted of:

•	1,867 technical personnel engaged in maintaining or developing our services and solutions or performing related services;

•	207 administrative, finance and management personnel; and

•	264 marketing, sales and sales support personnel.

As of December 31, 2010, there were 1,097 of these employees located in the United States, and the remainder of our employees were in various other locations around the world.  We also had 358 full-time contractors, mostly in technical roles.  None of our U.S. employees are represented by a labor union.  We have not experienced any work stoppages and consider our employee relations to be good.

Corporate Structure

Our corporate structure can be summarized as follows:

________________

1
Direct foreign subsidiaries of GXS, Inc. include foreign entities that were subsidiaries of Inovis International, Inc. prior to the Merger, which became wholly owned subsidiaries of GXS, Inc. following the Merger.  GXS, Inc. is a 100% shareholder of the majority of its direct and indirect foreign subsidiaries with the primary exceptions of GXS, Inc. (Korea) (85%) and EC1 Pte Ltd. (Singapore) (81%).

Percentages are based on outstanding common stock. Francisco Partners and its co-investors indirectly own approximately 68.1% of our outstanding common stock and Golden Gate Capital (and its affiliates) and Cerberus Partners (and its affiliates), private equity firms and the principal investors in Inovis prior to the Merger, indirectly own approximately 12.0% and 12.0% of our outstanding common stock, respectively.  One member of our board of directors is appointed by, and is a partner of, Golden Gate Capital and one member is appointed by, and is a partner of, Cerberus Partners.  The remaining seven members are appointed by Francisco Partners, including our current President and Chief Executive Officer.

Corporate Information

The Company, GXS Worldwide, Inc. (formerly GXS Corporation), was incorporated in Delaware on September 9, 2002.  Our principal executive offices are located at 9711 Washingtonian Boulevard, Gaithersburg, Maryland, and our telephone number is (301) 340-4000.  We maintain a website at www.gxs.com.  Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

ITEM 1A.	Risk Factors

 If any of the followings risks occur, our business, results of operations or financial condition could be materially adversely affected.  You should read the section captioned “Forward-Looking Statements” for a discussion of what types of statements are forward-looking as well as the significance of such statements in the context of this Annual Report on Form 10-K.  The risks described below are not the only ones we face.  Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business, results of operations or financial condition.

Risk Factors Related to our Business

We have experienced, and expect to continue to experience, erosion in the prices for our core business messaging services. As a result of this and other factors, we have incurred substantial losses since inception and we cannot guarantee that we will become profitable in the future.

Competitive pricing pressures as a result of the commoditization of the Messaging Services business, as well as our strategy of obtaining multi-year contract commitments in exchange for lower prices, has adversely affected our revenues and margins and we expect such adverse effects to continue and that revenues associated with our Messaging Services business will continue to decline over time.  In addition, as a result of the economic downturn that began in 2008, messaging volume had decreased domestically and abroad, which has had a further adverse effect on revenues.  During the past several years, we have undertaken a series of expense reduction initiatives in response to this decrease in revenues.  During each of 2008, 2009 and 2010, we reduced workforce and consolidated certain facilities as part of our restructuring plans and the Inovis Merger.  As a result of these actions, we incurred restructuring costs of approximately $6.0 million in 2008, $7.5 million in 2009, and $5.6 million in 2010.  Furthermore, we have incurred substantial losses since our acquisition by Francisco Partners and its co-investors in September 2002 primarily as a result of interest expenses related to our indebtedness, restructuring and asset impairment charges, debt restructuring charges and valuation allowances with respect to our deferred tax assets.  As a result, we had a total accumulated deficit of approximately $266.4 million as of December 31, 2010.  In order to remain competitive, we need to continue decreasing costs, investing in sales and marketing and research and development and further expanding our business through our Managed Services business and selective acquisitions.  We may continue to incur losses and we cannot guarantee that we will report net income in the future.

The reluctance of companies to make significant expenditures on information technology has reduced demand for our products and services and caused our revenue to decline.

There can be no assurance that the level of spending on information technology in general will increase or remain at current levels in future periods.  Lower spending on information technology or companies ceasing to outsource these services could result in reduced sales, reduced overall revenue and diminished margin levels and could impair our operating results in future periods.  Over time, we have seen a trend among many of our customers to delay their investments in new technology solutions and reduce overall their ongoing investments in software systems.  A continued delay in capital expenditures by our customers may cause a decrease in sales and may result in additional pricing pressure, which could have a material adverse effect on our business, results of operations and financial condition.

The markets in which we compete are highly competitive.

The markets for our products and services are increasingly global and competitive.  As a result, we encounter intense competition in all parts of our business.  We expect competition to increase in the future both from existing competitors and new companies that may enter our markets.  In addition, we experience competition from in-house information technology departments when companies are determining whether to continue to outsource these services or perform them in-house.  To remain competitive, we will need to invest continuously in product development, marketing, customer service and support and our service delivery infrastructure.  However, we cannot be certain that new or established competitors or in-house information technology departments will not offer products and services that are superior to or lower in price than ours.  We may not have sufficient resources to continue to invest in all areas of product development and marketing needed to maintain our competitive position.  Although we have traditionally had a high customer retention and renewal rate, there can be no guarantee that we will continue to maintain this rate of retention and renewal in the future.  In addition, in order to retain certain customers we have had to make certain pricing concessions and we expect this trend to continue.

We may need to change our pricing models to compete successfully.

The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to lower our prices.  For example, as our Messaging Services business has become more commoditized, we have experienced pressure to reduce prices.  In addition, although many of our customers in our Managed Services business are subject to long-term contracts, they expect to share in the benefits of the decreasing cost of providing some of the services on the Managed Services platform.  This often results in additional price pressure when these contracts come up for renewal.

If our competitors offer deep discounts on certain products or services or develop products and services that the marketplace considers more valuable, we may need to lower prices further or offer other favorable terms in order to compete successfully.  Furthermore, a shift by our customers towards products and services that are more simplistic and standardized and less expensive may also adversely affect pricing for our products.  Any such changes could have a material adverse effect on our business, results of operations and financial condition.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The industry in which we compete is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards.  Our future success will depend in significant part on our ability to anticipate industry standards and to continue to enhance existing products and services and introduce and acquire new products and services on a timely basis to keep pace with technological developments.  We expect that we will continue to incur significant expenses in the design, development and marketing of new products and services.  Our competitors may implement new technologies before we are able to implement them, allowing our competitors to provide more effective products and services at lower prices.

We cannot provide assurance that we will be successful in developing, acquiring or marketing new or enhanced products or services that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, acquisition or marketing of such products or services or that our new or enhanced products and services will adequately meet the requirements of the marketplace and achieve market acceptance.  Any delay or failure in the introduction of new or enhanced products or services, or the failure of such products or services to achieve market acceptance, could have a material adverse effect on our business, results of operations and financial condition.

Risks associated with the Internet, changing standards, alternate technologies and competition may adversely impact our business.

The use of the Internet as a vehicle for electronic data interchange, or EDI, and related services currently raises numerous issues, including reliability, data security, data integrity and rapidly evolving standards.  New competitors, which may include media, software vendors and telecommunications companies, offer products and services that utilize the Internet in competition with our products and services and may be less expensive or process transactions and data faster and more efficiently.  Although we believe that the Internet will continue to provide opportunities to expand the use of our products and services, we cannot ensure that our efforts to exploit these opportunities will be successful or that increased usage of the Internet for business integration products and services or increased competition will not adversely affect our business, results of operations and financial condition.

The global economic downturn that began in 2008 and general uncertainty in global economic conditions has caused, and may in the future cause, a reduction in messaging volume and deferral in technology spending by our customers which could adversely affect our business, results of operations and financial condition. Global economic conditions could worsen in the future, exacerbating this adverse effect.

Starting in the fourth quarter of 2008, economic conditions deteriorated significantly in the regions in which we do business and in the industries in which our customers operate.  Specifically, there was a significant reduction in the availability of credit, increased rates of default and bankruptcy, decreased consumer spending and a substantial tightening in most major equity markets.  In addition, there has been volatility in global capital and banking markets as well as in currency markets in many countries.  As a result of the downturn in global economic conditions and financial markets, we have experienced and may continue to experience for the foreseeable future a broad range of adverse effects despite some subsequent modest improvement in economic conditions.  These include but are not limited to:

•	reduced messaging and transaction volumes and consequently decreased revenues;

•	increased price competition and a reduction in unit revenue for transaction processing;

•	decreased or delayed information technology investments;

•	increased exposure to the financial distress of customers as a result of our focus on higher-risk industries such as the financial services and automotive industries;

•	decreased customer demand for our products and services, including order delays and cancellations;

•	insolvency of customers, partners and key suppliers; and

•	increased risk in collectability of accounts receivable.

We have experienced increased pressure from customers to reduce contract duration in the context of renewal negotiations and have experienced a slight decrease in contract renewal percentages.  The verticals that comprise the largest part of our customer base such as financial services, retail and automotive have been particularly adversely affected by the economic downturn.  Any continued deterioration of global economic conditions, including in the United States and other countries and further disruptions in the credit and financial markets worldwide, will likely have a negative impact on our business, results of operations and financial condition.  In particular, our profitability and cash flows could be materially adversely affected by any continuing deterioration of economic conditions in the United States, Europe and Asia because we derive a substantial portion of our revenue in these geographic regions.  The March 2011 earthquake and tsunami and resulting damage in Japan could have an adverse economic impact on our customers and affect our revenue in Japan and across the globe.  Consumer hesitancy or limited availability of financing may constrict the business operations of our customers.  If current economic conditions persist or worsen, we expect that our revenue growth, results of operations and financial condition will continue to be negatively impacted.

We operate internationally, which exposes us to risks that are difficult to quantify.

Sales of our products and services outside the United States are significant.  For the year ended December 31, 2010, we derived approximately 45.2% of our total revenues from customers outside of the United States.  Our ability to operate our business internationally in the future will depend upon, among other things, our ability to attract and retain talented and qualified managerial, technical and sales personnel, our ability to sell to customers outside of the United States and our ability to continue to manage our international operations.  International operations are subject to the risks of doing business abroad, including:

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements and tariffs;

•	longer payment cycles;

•	increased difficulties in collecting accounts receivable;

•	potentially adverse tax consequences from operating in multiple jurisdictions;

•	difficulties in repatriating earnings;

•	political and economic instability;

•	global and regional economic slowdowns;

•	power supply stoppages and shutdowns;

•	difficulties in staffing and managing foreign operations and other labor problems;

•	seasonal reductions in business activity in the summer months in Europe and other regions;

•	the credit risk of local customers and distributors; and

•	potential difficulties in protecting intellectual property.

Furthermore, the sale and shipping of products and the sale and provision of services across international borders subject us to extensive U.S. and foreign governmental trade regulations.  Compliance with such regulations is costly and exposes us to penalties for non-compliance.  Other laws and regulations that can significantly impact us include various anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, laws restricting business with suspected terrorists and anti-boycott laws.  Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities.  Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

Because we operate internationally, our results of operations may be affected by currency fluctuations.

Although the U.S. dollar is our reporting currency, a significant portion of our business is conducted in currencies other than the U.S. dollar.  Approximately 45.2% of our consolidated revenue in 2010 was attributable to operations in non-U.S. dollar member states and translated into the U.S. dollar for reporting purposes.  As a consequence, period-to-period changes in the average exchange rate in a particular currency versus the U.S. dollar can significantly affect reported revenue and operating results.  In general, appreciation of the U.S. dollar relative to another currency has a negative effect on reported results of operations, while depreciation of the U.S. dollar has a positive effect, although such effects may be short term in nature.  We continually monitor our exposure to currency risk; however we have no foreign currency hedging instruments in place.  See section captioned “Quantitative and Qualitative Disclosures about Market Risk.”

Because much of our operations are conducted, and most of our assets are held, by our subsidiaries, we depend on our subsidiaries for cash and to service our debt.

Substantially all of our operations are conducted through our domestic and foreign subsidiaries.  Consequently, our cash flow and ability to service our debt obligations, including the notes, are dependent upon the earnings of our operating subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by our subsidiaries to us.  The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions contained in the instruments governing their debt.  Although our revolving credit facility (the “Revolver”) and the indenture that governs the notes limit the ability of these subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments to us, these limitations are subject to a number of significant qualifications.  We cannot provide assurance that the earnings of our operating subsidiaries will be made available to us in an amount sufficient for us to service our debt obligations or meet our other obligations as they become due.

Our products and services may not achieve market acceptance, which could cause our revenue to decline.

Deployment of our products and services requires interoperability with a variety of software applications and systems and, in some cases, the ability to process a high number of transactions.  If our products and services fail to satisfy these demanding technological objectives, our customers may be dissatisfied and we may be unable to generate future sales.  Failure to establish a significant base of customer references will significantly reduce our ability to sell our products and services to additional customers.

We are frequently required to enhance and update our products and services as a result of changing standards and technological developments, which makes it difficult to recover the cost of development and forces us to continually qualify new products with our customers.

For our products to be competitive, we must be among the first to market with next-generation products.  Over the last several years, the rate at which new technological developments have been introduced into the market has grown at a much more rapid pace than it had previously.  Continually updated standards for the electronic exchange of information, such as those issued by the American National Standards Institute, have required us to produce frequent enhancements to our products and services and provide some of our value-added solutions and related software with additional functionality.  We typically release new versions of our products every six to twelve months.  The frequency with which we must enhance our products makes it more difficult for us to recover the costs associated with product development because those costs must be recovered over increasingly shorter periods of time. We expect this trend to continue, and it may even accelerate. As a result, we may not be able to recover all of our product development costs, which could affect our profitability.  Any failure or delay in our product development or quality assurance process could result in our losing sales until we are able to introduce the new product.

We may experience product failures or other problems with new products, all of which could adversely impact our business.

Software products and application-based services as complex as those we offer may contain undetected errors or failures when first introduced or when new versions are released.  If software errors are discovered after introduction, we could experience delays or lost revenues during the period required to correct the errors or loss of, or delay in, market acceptance, which could have a material adverse effect on our business, results of operations and financial condition.

We rely on intellectual property and proprietary rights to maintain our competitive position and, therefore, our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business.

We believe that proprietary products, services and technology are essential to establishing and maintaining our leadership position.  We seek to protect our intellectual property through patents, trademarks, service marks, domain names, trade secrets, copyrights, confidentiality, non-compete and non-disclosure agreements and other measures, some of which afford only limited protection.  In the United States, we currently own 14 issued patents, one pending patent application, 13 registered trademarks and approximately 100 registered copyrights.  We also own a number of registered foreign trademarks and service marks.  Our practice is to apply for patents with respect to our technology and seek trademark registration for our marks from time to time when management determines that it is competitively advantageous and cost effective for us to do so.  In that regard, we have not registered all the marks that we use, and it is possible that a third party may have registered marks that we use.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary through reverse engineering or otherwise.  We cannot provide assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property.  In addition, confidentiality and non-disclosure agreements that we require our employees, consultants, advisors and collaborators to enter into may not provide adequate or meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.  Furthermore, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States.  Our failure to protect adequately our intellectual property and proprietary rights could have a material adverse effect on our business, results of operations and financial condition.

We may be required to defend our intellectual property rights against infringement, duplication, discovery and misappropriation by third parties or to defend against third party claims of infringement, both directly or against our customers under indemnity provisions included in agreements under which our services and products are sold.  In some circumstances, these indemnity obligations may not be subject to monetary limitation.  Likewise, disputes may arise in the future with respect to ownership of software or technology developed by employees, consultants, advisors or collaborators who were previously employed by other companies or acquired from other companies as part of a business acquisition or merger.  Any such litigation or disputes could be costly and divert our attention from our business.  An adverse determination could subject us to significant liabilities to third parties, prevent us from providing our products or services, require us to seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative software or technology.  Some or all of these licenses may not be available to us on acceptable terms, or at all.  In addition, we may be unable to develop or license alternate software or technology at an acceptable price, or at all.  Furthermore, to the extent that we indemnify our customers for infringement claims brought as a result of their use of our products, we could incur significant expenses in defending such claims and for any resulting judgments.  Any of these events could have a material adverse effect on our business, results of operations and financial condition.

We depend on software and technology licensed to us by third parties, and the loss of this technology could delay implementation of our products or services or force us to pay higher license fees.

We depend on numerous third party software and technology that we incorporate into our existing products and services.  There can be no assurance that the licenses for such third party software or technology will not be terminated, that the licenses will be available in the future on terms acceptable to us or that we will be able to license such third party software or technology for future products and services.  In addition, we may be unable to renegotiate acceptable third party license terms to reflect changes in our pricing models.  If a third party license expires or is terminated, or cannot be renewed, we cannot guarantee that we will be able to replace such third party software or technology with a license to similar software or technology on the same terms, if at all.  While we do not believe that one individual license is material to our business, changes in or the loss of third party licenses could lead to a material increase in the costs of licensing or to our products becoming inoperable or their performance being materially reduced, resulting in a need to incur additional development or licensing costs to ensure continued performance of our products and services.

The use of “open source” software in our products and services may expose us to additional risks and harm our intellectual property.

Our products and services sometimes utilize and incorporate software that is subject to open source licenses.  Open source software is freely accessible, usable and modifiable.  Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software.  In addition, certain open source software licenses require the user of such software to make any derivative works of the open-source code available to others on unfavorable terms or at no cost.  This can effectively render what was previously proprietary software open source software.

While we monitor the use of all open source software in our products and services and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or service, such use could inadvertently occur.  Additionally, if a third party software provider has incorporated certain types of open source software into software we license from such third party for our products or services, we could, under certain circumstances, be required to disclose the source code to our products or services.  This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to provide certain services, and any failure of such third parties could adversely affect our business, results of operations and financial condition.

Failure of our third party providers to provide adequate Internet, telecommunications and power services could result in significant loss of revenue.  Our operations depend upon third parties for Internet access and telecommunications services.  Frequent or prolonged interruptions of these services could result in significant loss of revenues.  We have experienced outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our internal activities in the future.  These types of occurrences could also cause users to perceive our services as not functioning properly and therefore cause them to use other methods to deliver and receive information.  We have limited control over these third parties and cannot provide assurance that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms or that the quality of services that they provide will remain at the levels needed to enable us to conduct our business effectively, which could have a material adverse effect on our business, results of operations and financial condition.

Security breaches could harm our business.

A significant component of electronic data interchange is the secure processing and transmission of confidential information over telecommunications networks.  In facilitating data exchange between our customers and their trading partners, we rely on encryption and authentication technology licensed from third parties and intrusion detection technologies to protect the confidentiality of our customers’ information.  Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  Our security measures may not prevent security breaches.  Our failure to prevent security breaches could harm our business, damage our reputation and expose us to a risk of loss or litigation and possible liability.  Furthermore, such security breaches could lead our existing customers and potential customers to have significant concerns about secure transmissions of confidential information which may create a significant obstacle in the general acceptance of our products and services.

Our operations are dependent on our ability to protect our data centers against damage.

Our operations are dependent upon our ability to protect our computer equipment and the information stored in our data centers against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, terrorist attacks and other events.  We cannot provide assurance that terrorism, fire or other natural disaster, including national, regional or local telecommunications disruptions, would not result in a prolonged disruption of our network services or permanently impair some of our operations.  A prolonged service disruption or other impairment of operations could damage our reputation with customers, expose us to liability, cause us to lose existing customers or increase the difficulty of attracting new ones.  We may also incur significant costs for using alternative off-site equipment or taking other actions in preparation for, or in reaction to, events that damage our data centers.

We maintain business interruption insurance.  However, even if we recovered under such an insurance policy, the lost revenues or increased costs that we experience during the disruption of our network services business, and longer term revenue losses due to loss of customers, may not be recoverable under the policy.  If this were to occur, our business, results of operations and financial condition could be materially adversely affected.

We may not receive significant revenues from our current research and development efforts for several years, if at all.

Developing our products, services and software is expensive and the investment in product development often does not result in a significant return.  We have made and expect to continue to make significant investments in software research and development and related product opportunities.  Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases.  We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments.

A failure to attract or retain qualified personnel or highly skilled employees could adversely affect our business.

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel.  Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, technical and sales personnel or that we can attract, assimilate or retain such personnel in the future.  Our inability to attract and retain such personnel could have a material adverse effect on our business, results of operations and financial condition.

Delays and inaccuracies in our billing and information systems may have an adverse effect on our operations.

Sophisticated information and billing systems are vital to our growth and ability to monitor costs, bill customers, provide services to customers and achieve operating efficiencies.  As we begin to offer new products and services, we may be required to install new billing systems or upgrade existing ones.  Delays or inaccuracies in billing, our inability to implement solutions in a timely manner or our failure to implement and maintain sophisticated information and billing systems may have an adverse effect on our business, results of operations and financial condition.

We may experience fluctuations in our quarterly operating results because of factors over which we have little or no control.

Our future quarterly operating results may vary, and we may experience increased losses in one or more quarters.  Fluctuations in our quarterly operating results could be the product of a variety of factors, including:

•	changes in the level of revenues derived from our products and services;

•	the timing of new product and service announcements by us or our competitors;

•	changes in pricing policies by us or our competitors;

•	market acceptance of new and enhanced versions of our products and services or the products and services of our competitors;

•	the size and timing of significant orders;

•	changes in operating expenses;

•	currency exchange rate fluctuations;

•	changes in our strategy;

•	the introduction of alternative technologies;

•	the effect of acquisitions we might make;

•	the timing of the incurrence of restructuring, integration and other charges related to the Merger; and

•	industry specific and general economic factors.

Our expense levels are based, in part, on our expectations as to future revenues.  A large portion of our cost structure, however, is relatively fixed in nature and cannot be adjusted immediately in response to market conditions.  If revenue levels are below expectations, our operating results are likely to be adversely affected unless we are willing and able to reduce our expenses proportionately.  As a result of the foregoing factors, comparisons of results of operations between particular periods are not necessarily meaningful and historical results of operations are not necessarily indicative of future performance.  See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Increased United States or foreign government regulation of our industry could restrict our business operations, and compliance with this regulation may be costly.

The United States does not generally regulate providers of electronic transaction processing products and services at this time.  However, the governments of some foreign countries do regulate electronic commerce in their countries.  The instability and restructuring of the telecommunications industry and changes in policy or regulatory interpretations in some foreign countries may result in a complicated international regulatory framework that may require additional licensing or action on our part to remain in compliance with local laws and could materially affect our ability to do business in those countries.  Other than these foreign government regulations and certain regulations requiring the protection of certain information about our customers, there are currently no regulations pertaining to the price determinations, geographic distribution, quality control or service capabilities of our products or services.  Regulations in the Internet and telecommunications fields continue to be shaped in the United States and abroad, however, and new laws, regulations or regulatory interpretations could impose significant restrictions on our business operations, and compliance with these laws and regulations may be costly.

Our growth strategy of identifying and consummating acquisitions entails significant business risks.

We have and will continue to expand our operations through future acquisitions of companies with complementary products, services and technologies.  In 2008, for example, we acquired Interchange, a provider of EDI and related services to customers in Brazil, and in 2010 we acquired Inovis.  Our ability to consummate and to integrate effectively any acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing on satisfactory terms, if at all.  In addition, acquisitions may expose us to certain risks including:

•	we may pay more than the acquired company is worth;

•	we may be entering markets in which we have little or no direct prior experience; and

•	our ongoing business may be disrupted and resources and management time diverted.

In addition, acquisitions could result in the incurrence of additional debt, costs, contingent liabilities and amortization expenses related to intangible assets, all of which could have a material adverse effect on our business, results of operations and financial condition.  We may also incur costs and divert management attention for acquisitions which are never consummated.  Integration of acquired operations may also take longer, or be more costly or disruptive to our management and business, than originally anticipated. It is also possible that expected synergies and anticipated benefits from acquisitions may not materialize.  Our ability to implement and realize the benefits of our strategy may also be affected by a number of factors beyond our control, such as operating difficulties, increased operating costs, regulatory developments, general economic conditions, increased competition or the inability to obtain adequate financing for our operations on suitable terms.  Successful integration of Interchange, which is still ongoing, and of Inovis, which recently commenced, entails numerous challenges.  Our failure to effectively address any of these issues and challenges could adversely affect our business, results of operations, financial condition and ability to service debt.

Although we anticipate that we would perform a due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail or are unable to discover during our due diligence investigation and for which we, as a successor owner, may be responsible.  In connection with acquisitions, we anticipate that we would seek to minimize the impact of these types of potential liabilities by obtaining indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price.  However, these indemnities and warranties, if obtained, may not fully cover the liabilities because of their limited scope, amount or duration, the financial resources of the indemnitor or warrantor or other reasons.

We may not realize the anticipated benefits from the merger with Inovis.

Although we expect to realize strategic, operational and financial benefits as a result of the Merger in the future, we cannot predict whether and to what extent such benefits will be achieved.  In particular, the success of the Merger will depend, in part, on our ability to realize anticipated efficiencies and cost savings from assuming control of Inovis’s businesses.  Since the Merger, we have taken, and will expect to take in the first twelve months after the Merger, actions that we believe will result in annualized net cost savings of approximately $27.0 million (approximately $35.0 million in cost savings net of approximately $8.0 million in lost gross profit anticipated due to revenue declines associated with customer overlap between GXS and Inovis) related primarily to headcount reductions and elimination of various redundant systems and services.  We also incurred restructuring costs in connection with the Merger of approximately $5.6 million to date out of a total expectation of approximately $10.2 million in restructuring costs to be incurred in the first twelve months after the Merger.  No assurances can be given as to timing or that we will ultimately be able to achieve these efficiencies and cost savings or, that the restructuring and other one-time charges related to the Merger will not be greater than expected or that the gross profit declines will not be greater than expected.

We face certain challenges as we continue to integrate Inovis’s operations into our business.  In particular, the Merger has significantly expanded the types of business in which we are engaged, the number of our employees and the number of facilities we operate, thereby presenting us with significant challenges as we continue to work to manage the substantial increases in scale resulting from the Merger.  The Merger is the most complex that the Company has tried to integrate and as a result we must integrate a large number of technological, operational and administrative systems, which could prove to be more difficult than we anticipate.  We can give no assurance that the Merger will perform in accordance with our expectations.  In addition, we can give no assurance that our expectations with respect to integration and synergies of the Merger will materialize.  Events outside of our control, including changes in state and federal regulation and laws as well as economic trends, could adversely affect our ability to realize the anticipated benefits from the Merger.  Delays in the integration of Inovis or any of the items discussed above could have a material adverse effect on our business, results of operations and financial condition.  See also “Risk Factors—Our growth strategy of identifying and consummating acquisitions entails significant business risks” for additional risks associated with acquisitions generally, including the merger with Inovis.

The merger with Inovis could result in the loss of employees or customers or otherwise cause business disruption.

It is possible that the Merger could result in the loss of key employees, result in the disruption of each company’s ongoing businesses or identify inconsistencies in technologies, standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers or creditors.  For example, we may lose revenues as a result of customer overlap between GXS and Inovis.  For the Merger to be successful, we must continue to retain, motivate and recruit executives and other key employees.  Such employee retention may be challenging as employees may experience uncertainty about their future roles until after strategies with regard to the combined company are executed.  If, despite retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our ongoing business could be harmed.  Additionally, the potential distraction of integrating Inovis may adversely affect our ability to attract, motivate and retain executives and other key employees and keep them focused on corporate strategies and goals.  In addition, while we have yet to experience and do not currently anticipate major changes among our executive officers and other key employees, there can be no assurance of what, if any, changes may be made by our board of directors in the future in connection with our integration of Inovis.  If we were to make any changes, we could be required to make certain severance payments and, in certain circumstances, payments under consulting arrangements.  In addition, while many agreements contain non-compete clauses, there can be no assurance that any such non-compete clauses will be enforceable.

We may require additional capital in the future, and additional funds may not be available on terms acceptable to us.

It is possible that we may need to raise additional capital to fund our future activities, to maintain spending on new product development in order to stay competitive in our markets or to acquire other businesses, products or technologies.  Subject to the restrictions contained in the indenture governing the notes and the Revolver, we may be able to raise these funds by selling securities to the public or selected investors or by borrowing money.  However, we may not be able to obtain these additional funds on favorable terms, or at all.  If adequate funds are not available, we may be required to curtail our operations significantly, reduce planned capital expenditures and research and development, make selective dispositions of our assets or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to technologies or potential markets, or otherwise impair our ability to remain competitive.

If we lose our net operating loss carryforwards, our financial results will suffer.

As of December 31, 2010, the amount of our net operating loss carryforwards for U.S. federal income tax purposes was approximately $486.1 million. Section 382 of the Internal Revenue Code of 1986, as amended, contains rules that are designed to discourage persons from buying and selling the net operating losses (“NOLs”) of companies.  In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).  Purchases of our common stock in amounts greater than specified levels could create a limitation on our ability to utilize our NOLs for tax purposes in the future.  Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.  Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire.

The obligations associated with being a registered company will require significant resources and management attention.

As a result of filing a registration statement with the SEC in connection with the exchange offer we consummated in September 2010 and becoming a registrant, we have begun to incur and will continue to incur significant legal, accounting and other expenses that we have not historically incurred.  We have now become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.  Furthermore, the need to establish the corporate infrastructure demanded of a registrant may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition.  We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a registrant. However, the measures we take may not be sufficient to satisfy our obligations.  In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second Annual Report that we file with the SEC.  In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  If we fail to comply with Section 404, we could be subject to regulatory scrutiny and sanctions, our ability to obtain financing could be impaired and investors may lose confidence in the accuracy and completeness of our financial reports.

We identified material weaknesses in our internal controls over financial reporting which, if not satisfactorily remediated, could result in material misstatements in our consolidated financial statements in future periods.

During the preparation of our consolidated financial statements as of December 31, 2010, we identified deficiencies in our internal controls over financial reporting which, when considered in the aggregate, represent material weaknesses.  If not remediated, the material weaknesses could result in material misstatements in our consolidated financial statements in future periods.  Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting and financial reporting knowledge, experience and training in the application of U.S. generally accepted accounting principles, or U.S. GAAP.  We also did not maintain an adequate system of processes and internal controls sufficient to support our financial reporting requirements and to produce timely and accurate consolidated financial statements in accordance with U.S. GAAP, including a significant deficiency related to the review of journal entries which is an element of the closing and reporting process.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.  A deficiency in internal controls over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

We have commenced actions to remediate the material weaknesses.  If our actions are not effective in correcting the material weaknesses and we continue to experience material weaknesses, investors could lose confidence in our financial reporting, particularly if such weaknesses result in a restatement of our financial results.

Risk Factors Related to the Holders of Our Notes

Our substantial indebtedness may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2010, we and our guarantors had approximately $793.0 million of total indebtedness, including $8.0 million outstanding Revolver borrowings that were repaid subsequent to December 31, 2010.  We also have $11.7 million of outstanding letters of credit supported by our Revolver at December 31, 2010.  Our substantial indebtedness and any new indebtedness we incur could:

•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;

•	make it more difficult for us to satisfy and comply with our obligations with respect to our notes;

•	subject us to increased sensitivity to interest rate increases;

•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

•	limit our ability to withstand competitive pressures;

•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or

•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

In addition, our substantial level of indebtedness could limit our ability to obtain additional financing on acceptable terms or at all for working capital, capital expenditures and general corporate purposes.  Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control.

We may incur more debt, which could exacerbate the risks described above.

We and our subsidiaries are able to incur additional indebtedness in the future subject to the limitations contained in the agreements governing our debt.  Although these agreements restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications.  If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our high leverage could intensify.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.  If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect.  Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would have an adverse effect on our business, results of operations and financial condition.

The indenture governing our notes, as well as other agreements governing our debt, include financial and other covenants that impose restrictions on our financial and business operations.

The indenture and our Revolver contain negative covenants customary for such financings, such as limiting our ability to sell or dispose of assets, incur additional indebtedness or liens, make certain restricted payments, make certain investments or consummate mergers, consolidations or other business combinations.  These covenants may have a material adverse impact on our operations.  The Revolver contains various financial and other covenants that require us to maintain minimum coverage ratios.  Our ability to comply with these covenants may be subject to events outside our control.  Moreover, if we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result.  These covenants are subject to important exceptions and qualifications.

The indenture governing our notes and the Revolver also contain other events of default customary for such financings.  If an event of default were to occur, the trustee or the lenders could, among other things, declare outstanding amounts due and payable, and our cash may become restricted.  We cannot provide assurance that we would have sufficient liquidity to repay or refinance our notes or borrowings under the Revolver if such amounts were accelerated upon an event of default.  In addition, an event of default or declaration of acceleration under the indenture or the Revolver could also result in an event of default under other financing agreements.

Our notes and related guarantees are effectively junior to all indebtedness under our Revolver, which have “first out” status pursuant to the distribution provisions of the security documents.

The collateral trust agreement securing our notes provides that if any collateral is sold or otherwise realized upon by the collateral trustee in connection with any foreclosure, collection, sale or other enforcement of liens granted to the collateral trustee in the security documents, whether or not any insolvency or liquidation proceeding has been commenced by or against us or any other grantor, the proceeds received by the collateral trustee from such foreclosure, collection, sale or other enforcement will be distributed by the collateral trustee first for application to the payment of all outstanding indebtedness under our Revolver (and related hedging and cash management obligations) in an amount sufficient to pay in full in cash all outstanding indebtedness thereunder.  The remaining proceeds from the sale of the collateral may not be sufficient to satisfy the obligations under our notes and the subsidiary guarantees.  To the extent that the collateral securing our notes and subsidiary guarantees is insufficient to satisfy our obligations under our notes and subsidiary guarantees and other pari passu secured obligations, then holders of our notes would have a general unsecured claim against our remaining assets, which claim would be effectively subordinated to indebtedness secured by other assets of ours to the extent of the value of the collateral securing such other secured indebtedness.

Our notes and related subsidiary guarantees are effectively subordinated to indebtedness of our non-guarantor subsidiaries.

Not all of our subsidiaries guarantee our notes.  Our notes are effectively subordinated to all indebtedness and other liabilities and commitments, including trade payables, of our subsidiaries that do not guarantee our notes.  We rely substantially upon distributions from our subsidiaries to meet our debt obligations, including our obligations with respect to our notes.  Any right of the holders of our notes to participate in the assets of a non-guarantor subsidiary upon any liquidation or reorganization of the subsidiary will be subject to the prior claims of the subsidiary’s creditors.

Non-guarantor subsidiaries generated approximately 47.4% of our revenues for the year ended December 31, 2010, and held approximately 19.7% of our total assets as of December 31, 2010.

The value of the collateral securing our notes and certain guarantees may not be sufficient to satisfy our obligations and the obligations of the guarantors.

In the event of foreclosure, the proceeds from the sale of the collateral may not be sufficient to satisfy our notes and the secured obligations, including the Revolver, secured on an equal basis with our notes and subsidiary guarantees.  To the extent that the collateral securing our notes and subsidiary guarantees is insufficient to satisfy the obligations under our notes and subsidiary guarantees and other obligations secured on an equal basis, then holders of our notes would have a general unsecured claim against our remaining assets, which claim would be effectively subordinated to indebtedness secured by other assets of ours to the extent of the value of the collateral securing such other secured indebtedness.

The rights of holders to the collateral may be further diluted by any increase in the obligations secured by the collateral.  In addition, certain permitted liens on the collateral securing our notes may allow the holder of such lien to exercise rights and remedies with respect to the collateral subject to such lien that could adversely affect the value of such collateral and the ability of the collateral trustee or the holders of our notes to realize or foreclose upon such collateral.

For the foregoing reasons, among others, we cannot assure holders of our notes  that the proceeds realized on any exercise of foreclosure remedies (after payment of expenses of the foreclosure remedies and repayment of other liens on the collateral which might under applicable law or by contract rank prior to or equally and ratably with the lien on the collateral in favor of the collateral trustee for the benefit of the noteholders) would be sufficient to satisfy in full payments due on our notes.

After-acquired property may not be subject to the security interest securing our notes.

Applicable law requires that certain property and rights acquired after the grant of a general security interest can only be perfected at the time such property and rights are acquired and identified.  The trustee and collateral trustee may not monitor, or we may not inform the trustee and collateral trustee of, the future acquisition of property and rights that constitute collateral, and necessary action may not be taken to properly perfect the security interest in such after-acquired collateral.  The collateral trustee for our notes has no obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interest in favor of our notes against third parties.  Such failure may result in the loss of the security interest therein or the priority of the security interest in favor of our notes against third parties.  In addition, certain agreements to which we are a party may impose limitations on their ability to grant a security interest to the collateral trustee for the benefit of the noteholders in certain such after-acquired property.

The value of the collateral securing our notes may not be sufficient to entitle holders to payment of post-petition interest.

In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, holders of our notes will only be entitled to post-petition interest under the bankruptcy code to the extent that the value of their security interest in the collateral is greater than their pre-bankruptcy claim.  Holders of our notes that have a security interest in collateral with a value equal or less than their pre-bankruptcy claim will not be entitled to post-petition interest under the bankruptcy code.  The bankruptcy trustee, the debtor-in-possession or competing creditors could possibly assert that the fair market value of the collateral with respect to our notes on the date of the bankruptcy filing was less than the then-current principal amount of our notes and other obligations secured by that collateral.  Upon a finding by a bankruptcy court that our notes and other obligations are under-collateralized, the claims in the bankruptcy proceeding with respect to our notes and other obligations would be bifurcated between a secured claim and an unsecured claim, and the unsecured claim would not be entitled to the benefits of security in the collateral.  Other consequences of a finding of under-collateralization would be, among other things, a lack of entitlement on the part of noteholders to receive post-petition interest and a lack of entitlement on the part of the unsecured portion of our notes to receive other “adequate protection” under U.S. federal bankruptcy laws.  In addition, if any payments of post-petition interest were made at the time of such a finding of under-collateralization, such payments could be re-characterized by the bankruptcy court as a reduction of the principal amount of the secured claim with respect to our notes.  We cannot assure holders of our notes that the value of the noteholders’ interest in their collateral equals or exceeds the principal amount of our notes.

Any future pledge of collateral might be avoidable by a trustee in bankruptcy.

The indenture governing our notes provides that certain future subsidiaries of ours will guarantee our notes and secure their guarantees with liens on any assets they own that would constitute collateral, and that we will grant liens on certain property that we and the existing guarantors acquire after our notes are issued.  Any future pledge of collateral in favor of the collateral trustee, including pursuant to security documents delivered after the date of the indenture governing our notes, might be avoidable by the pledgor (as debtor-in-possession) or by its trustee in bankruptcy or by other third parties if certain events or circumstances exist or occur, including, among others, if the pledgor is insolvent at the time of the pledge, or if the pledge permits the holders of our notes to receive a greater recovery than if the pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced within 90 days following the pledge (or within one year following the pledge if the creditor that benefited from the pledge is an “insider” under bankruptcy law).

We may be unable to repay or repurchase our notes at maturity.

At maturity, the entire outstanding principal amount of our notes, together with accrued and unpaid interest, will become due and payable.  We may not have the funds to fulfill these obligations or the ability to refinance these obligations.  If the maturity date occurs at a time when other arrangements prohibit us from repaying our notes, we could try to obtain waivers of such prohibitions from the lenders and holders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions.  In these circumstances, if we cannot obtain such waivers or refinance these borrowings, we would be unable to repay our notes.

In the event of a bankruptcy, the ability of the holders of our notes to realize upon the collateral will be subject to certain bankruptcy law limitations.

Bankruptcy laws could prevent the collateral trustee from repossessing and disposing of, or otherwise exercising remedies in respect of, the collateral upon the occurrence of an event of default if a bankruptcy proceeding were to be commenced by or against us or a guarantor prior to the trustee having repossessed and disposed of, or otherwise having exercised remedies in respect of, the collateral.  Under the U.S. Bankruptcy Code, a secured creditor such as a holder of our notes is generally prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval.

Moreover, the U.S. Bankruptcy Code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.”   While it is intended in general to protect the value of the secured creditor’s interest in the collateral, the meaning of the term “adequate protection” may vary according to circumstances.  The court may find “adequate protection” if the debtor pays current cash interest or grants substitute or additional security, if and at such times as the court in its discretion determines, for any diminution in the value of the collateral during the pendency of the bankruptcy case.  In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments with respect to our notes could be delayed following commencement of a bankruptcy case, whether or when the trustee could repossess or dispose of the collateral or whether or to what extent holders would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.”

In the event the bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on our notes, noteholders would have “undersecured claims.”  U.S. federal bankruptcy laws do not require the debtor to pay or accrue interest, costs and attorneys’ fees for holders “undersecured claims” during the bankruptcy proceeding.  Finally, the trustee’s ability to foreclose on the collateral on behalf of the holders of our notes may be subject to lack of perfection, the consent of third parties, prior liens and practical problems associated with the realization of the collateral trustee’s lien on the collateral.

The rights of holders of our notes to be repaid would be adversely affected if a court determined that any of our subsidiaries made any guarantee for inadequate consideration or with the intent to defraud creditors.

Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, any guarantee made by any of our subsidiaries could be voided, or claims under the guarantee made by any of our subsidiaries could be subordinated to all other obligations of any such subsidiary, if the subsidiary, at the time it incurred the obligations under any guarantee:

•	incurred the obligations with the intent to hinder, delay or defraud creditors; or

•	received less than reasonably equivalent value in exchange for incurring those obligations; and

(1)	was insolvent or rendered insolvent by reason of that incurrence;

(2)	was engaged in a business or transaction for which the subsidiary’s remaining assets constituted unreasonably small capital; or

(3)	intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.

A legal challenge to the obligations under any guarantee on fraudulent conveyance grounds could focus on any benefits received in exchange for the incurrence of those obligations.  A guarantee could be subject to the claim that, since the guarantee was incurred for our benefit and only indirectly for the benefit of the guarantor, the obligations of the applicable guarantor were incurred for less than fair consideration.  We believe that each of our subsidiaries making a guarantee received reasonably equivalent value for incurring the guarantee, but a court may disagree with our conclusion or elect to apply a different standard in making its determination.

The measures of insolvency for purposes of the fraudulent transfer laws vary depending on the law applied in the proceeding to determine whether a fraudulent transfer has occurred.  Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, is greater than the fair saleable value of all of its assets;

•
the present fair saleable value of its assets is less than the amount that would be required to pay its probable liabilities on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it cannot pay its debts as they become due.

The credit ratings assigned to our notes may not reflect all risks of an investment in our notes.

The credit ratings assigned to the notes reflect the rating agencies’ assessments of our ability to make payments on our notes when due.  Consequently, real or anticipated changes in these credit ratings will generally affect the market value of our notes.  These credit ratings, however, may not reflect the potential impact of risks related to structure, market or other factors related to the value of our notes.

Unrestricted subsidiaries generally are not subject to any of the covenants in the indenture and do not guarantee our notes, and we may not be able to rely on the cash flow or assets of those unrestricted subsidiaries to pay our indebtedness.

Subject to compliance with the restrictive covenants contained in the indenture governing our notes, we are permitted to designate our subsidiaries as unrestricted subsidiaries.  If we designate a subsidiary guarantor as an unrestricted subsidiary for purposes of the indenture governing our notes, all of the liens on any collateral owned by such subsidiary or any of its subsidiaries and any guarantees of our notes by such subsidiary or any of its subsidiaries will be released under the indenture.  Designation of an unrestricted subsidiary will reduce the aggregate value of the collateral securing our notes to the extent that liens on the assets of the unrestricted subsidiary and its subsidiaries are released.  In addition, the creditors of the unrestricted subsidiary and its subsidiaries will have a senior claim on the assets of such unrestricted subsidiary and its subsidiaries.

Unrestricted subsidiaries are generally not subject to the covenants under the indenture governing our notes, and do not guarantee or pledge assets to secure our notes.  Unrestricted subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments in respect of our notes.  Accordingly, we may not be able to rely on the cash flow or assets of unrestricted subsidiaries to pay any of our indebtedness, including our notes.

There are circumstances other than repayment or discharge of our notes under which the collateral securing our notes will be released automatically, without consent of the holders or the consent of the trustee.

Under various circumstances, collateral securing our notes will be released automatically, including:

•	a sale, transfer or other disposal of such collateral in a transaction not prohibited under the indenture; and

•	with respect to collateral held by a guarantor, upon the release of such guarantor from its guarantee.

In addition, the guarantee of a subsidiary guarantor will be automatically released in connection with a sale of such subsidiary guarantor in a transaction not prohibited by the indenture.  Additionally, so long as no default or event of default under the indenture would result therefrom and such transaction would not violate the Trust Indenture Act, we may, among other things, without any release or consent by the indenture trustee, conduct ordinary course activities with respect to collateral, such as selling, factoring, abandoning or otherwise disposing of collateral.

The pledge of the capital stock and other securities of our subsidiaries that secure our notes will automatically be released from the lien on such securities for as long as the pledge of such capital stock or other securities would require the filing of separate financial statements with the SEC for that subsidiary.

Our notes and the related guarantees are secured by a pledge of the capital stock of some of our subsidiaries.  Under the SEC regulations in effect as of the issue date of our notes, if the principal amount, par value, book value as carried by us or market value (whichever is greatest) of the capital stock or other securities of a subsidiary pledged as part of the collateral is greater than or equal to 20% of the aggregate principal amount of our notes then outstanding, such subsidiary would be required to provide separate financial statements to the SEC.  Therefore, the indenture governing our notes and the collateral documents provide that any capital stock and other securities of any of our subsidiaries (other than GXS, Inc.) will be excluded from the collateral for so long as the pledge of such capital stock or other securities to secure our notes would cause such subsidiary to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time, “Rule 3-16”) or other law, rule or regulation.  As a result, holders of our notes could lose a portion or all of their security interest in the capital stock or other securities of those subsidiaries during such period.  It may be more difficult, costly and time-consuming for holders of our notes to foreclose on the assets of a subsidiary than to foreclose on its capital stock or other securities, so the proceeds realized upon any such foreclosure could be significantly less than those that would have been received upon any sale of the capital stock or other securities of such subsidiary.  If we redeem any portion of our notes, the threshold at which the pledged securities of any of our subsidiaries becomes excluded from the collateral will be reduced and additional pledged securities could become excluded from the collateral.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing our notes.

Upon the occurrence of a “change of control,” as defined in the indenture governing our notes, we must offer to buy back our notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest, if any, to the date of the repurchase.  Our failure to purchase, or give notice of purchase of, our notes would be a default under the indenture governing our notes.

If a change of control occurs, it is possible that we may not have sufficient assets at the time of the change of control to make the required repurchase of notes or to satisfy all obligations under our other debt instruments. In order to satisfy our obligations, we could seek to refinance our indebtedness or obtain a waiver from the other lenders or holders of our notes.  We cannot assure holders of our notes that we would be able to obtain a waiver or refinance our indebtedness on terms acceptable to us, if at all.  Our failure to repurchase any notes submitted in a change of control offer could constitute an event of default under our other debt documents, even if the change of control offer itself would not cause a default under the indenture governing our notes.

Francisco Partners and its co-investors indirectly own approximately 68% of our capital stock.  There may be situations in which the interests of Francisco Partners and the co-investors and the interests of the holders of our notes will not be aligned.

Francisco Partners and its co-investors indirectly own approximately 68% of our capital stock.  As a result, Francisco Partners and its co-investors are able to:

•	elect seven of our directors and, as a result, control matters requiring board approval;

•	control matters submitted to a stockholder vote, including mergers, acquisitions and consolidations with third parties and the sale of all or substantially all of our assets; and

•	otherwise control or influence our business direction and policies.

As a result, circumstances may occur in which the interests of Francisco Partners and its co-investors could be in conflict with the interests of the holders of our notes.  In addition, Francisco Partners and its co-investors may have interests in pursuing acquisitions, divestitures or other transactions that, in their judgment could enhance their equity investment, even though the transactions might involve risks to the holders of our notes.

There is no established trading market for our notes.  If an active trading market does not develop for our notes, holders of our notes may not be able to resell our notes quickly, for the price that holders paid or at all.

There is no established trading market for our notes and an active trading market has not and may not develop.  We have not applied and do not intend to apply for our notes to be listed on any securities exchange or to arrange for any quotation on any automated dealer quotation systems.  As a result, we cannot assure holders as to the liquidity of any trading market for our notes.

We also cannot assure holders that they will be able to sell their notes at a particular time or at all, or that the prices that holders receive when they sell them will be favorable.  Holders may not be able to resell their notes at their fair market value.  The liquidity of, and trading market for, our notes may also be adversely affected by, among other things:

•	prevailing interest rates;

•	our operating performance and financial condition;

•	the interest of securities dealers in making a market; and

•	the market for similar securities.

Historically, the market for non-investment grade debt has been subject to disruptions that have caused volatility in prices of securities similar to our notes.  It is possible that the market for our notes will be subject to disruptions.  Any disruptions may have a negative effect on noteholders, regardless of our prospects and financial performance.

Our notes were issued with original issue discount for U.S. federal income tax purposes.

Our notes were issued with original issue discount (“OID”) for U.S. federal income tax purposes.  Thus, in addition to the stated interest on our notes, U.S. holders were required to include amounts representing OID in gross income on a constant yield basis for U.S. federal income tax purposes in advance of the receipt of cash payments to which such income is attributable.

Because our notes were issued with OID, in addition to the above, in the event of a bankruptcy proceeding involving us, the holder’s claim as our creditor may not equal the face amount of our notes purchased by the holders.  The difference between the purchase price of our notes and the face amount of those notes may be considered “unmatured interest” for purposes of the U.S. Bankruptcy Code, which may not be an allowable claim in a bankruptcy proceeding involving us.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We currently lease approximately 83,737 square feet of office space for our corporate headquarters, which are located in Gaithersburg, Maryland.  We have subleased to a subtenant our former headquarters consisting of approximately 342,000 square feet of office space, also located in Gaithersburg, Maryland (the “Former Headquarters”).  The subtenant also has the option to purchase the Former Headquarters any time prior to April 1, 2014, which, if exercised, would terminate the sublease and the primary lease of the Former Headquarters.

Our main data center is a 104,000 square foot facility located in Brook Park, Ohio, which we own.  We also lease a 54,000 square foot data center in Amstelveen, Netherlands, which expires in 2013 subject to certain renewal options; a portion of a data center facility in Lithia Springs, Georgia, part of which expires in 2011 and part of which expires in 2014; and a portion of a data center facility in Allen, Texas, part of which expires in 2011 and part of which expires in 2014.

In addition, we lease various other facilities including:  approximately 75,000 square feet in Alpharetta, Georgia; 17,400 square feet in Emeryville, California; 17,100 square feet in Concord, California; 16,500 square feet in Tampa, Florida; 12,000 square feet in Raleigh, North Carolina; 12,000 square feet in Irvine, California; 11,000 square feet in Dallas, Texas; 50,000 square feet in various locations in the United Kingdom; 40,000 square feet in Makati City, Philippines; 22,500 square feet in Bangalore, India; 16,000 square feet in Sao Paulo, Brazil; 12,500 square feet in Hong Kong, China; 12,000 square feet in Huerth, Germany; and 6,500 square feet in Tokyo, Japan.  These leases expire at various times between 2011 and 2017.

Our corporate headquarters are located in Gaithersburg, Maryland.  We also have more than a dozen offices throughout the United States and 28 offices in 19 foreign countries.  Many of our offices serve multiple functions including sales, service implementation, customer service, and administrative support.  We maintain a customer service center at our corporate headquarters to support primarily our North American customers.  We also provide customer support from other United States office locations and customer service centers and/or customer service representatives in various locations in Europe, Asia  and Brazil to support customers on a regional basis and in Manila, the Philippines, providing global first tier support.

ITEM 3.	Legal Proceedings

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

In 2006, Inovis became aware of patent infringement allegations by a third party against certain customers of one of Inovis’ software technology products.  In July 2007, Inovis filed a complaint for declaratory judgment against the third party in the United States District Court of Delaware, seeking a judgment and declaration that neither Inovis nor any of its customers have infringed on the patent at issue.  Inovis filed a Request for Reexamination of such patent with the U.S. Patent and Trademark Office (the “USPTO”), which was accepted in May 2008, resulting in the amendment and/or cancellation of certain of the patent claims.  In September 2009, the USPTO granted a second Request for Reexamination of the patent filed by Inovis, finding a substantial new question of patentability with respect to all claims.  In March 2010, the USPTO issued an initial ruling rejecting all of the claims in the patent, in response to which the patent holder filed amended claims.  In December 2010, the USPTO issued a final ruling cancelling certain of the patent claims and leaving one amended claim and its dependent claims.  The litigation is currently stayed, but may resume in 2011.  Although the Company believes that the third party’s patent infringement allegations are without merit, there can be no assurance that the Company will prevail in the litigation.

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

For example, our Brazilian subsidiary, GXS Tecnologia da Informação (Brasil) Ltda., is subject to potential tax claims by Brazilian tax authorities relating to value added tax (“VAT”) exposure that we identified in the course of conducting due diligence in connection with the acquisition of Interchange.  We believe that VAT may have been underpaid by Interchange during the period from January 2004 to June 2006, and we have recorded a reserve of approximately $8.3 million as of December 31, 2010, in respect of these claims.  Although the sellers of Interchange are contractually obligated to indemnify us pursuant to the stock purchase agreement executed in connection with the acquisition and we have recorded a corresponding receivable of $8.3 million as of December 31, 2010, for the indemnity to offset the potential liability, we can make no assurance that we will be able to recover any potential liability under such indemnity.

In addition, our Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore. U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices.  Accordingly, the Company determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, the Company may incur an increased tax liability, including accrued interest and penalties. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from our tax advisors, we continue to believe that the facts the Indian tax authorities are using to support their assessment are flawed.  The Company has started appeal procedures and anticipates a settlement with the tax authorities.  We have made provisions in our accounts to cover our anticipated financial exposure to this matter.  There can be no assurance that our appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that we may receive similar orders for other years until the above disputes are resolved.

ITEM 4.	(Removed and Reserved)

Not applicable

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

We are a privately held company with no established public trading market for our common stock.  See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information.

ITEM 6.	Selected Financial Data

The following table presents our selected historical consolidated financial information and other data.  Our historical consolidated statement of operations data and consolidated cash flows data for the fiscal years ended December 31, 2008, 2009 and 2010, and the selected historical consolidated balance sheet data as of December 31, 2009 and 2010, were derived from, and should be read together with, our consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm, included in this Annual Report.  The historical consolidated statement of operations data and cash flows data for the fiscal years ended December 31, 2006 and 2007, and the historical balance sheet data as of December 31, 2006, 2007 and 2008, were derived from our audited financial statements not included herein.

The financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006 Amount ($)	2007 Amount ($)	2008 Amount ($)	2009 Amount ($)	2010 Amount ($)
	(in thousands of dollars)
Consolidated Statement of Operations Data
Revenues	386,658	382,743	371,634	350,176	417,929
Costs and operating expenses:
Cost of revenues	225,684	210,904	203,380	194,234	227,499
Sales and marketing	49,377	44,883	47,038	43,295	54,877
General and administrative	55,112	53,981	51,331	46,216	55,016
Restructuring charges	7,794	11,268	5,959	7,549	5,635
Asset impairment charges (1)	—	960	2,974	—	—
Loss on disposition of assets (2)	—	—	—	—	1,724
Merger and acquisition fees (3)	—	—	781	2,535	8,555
Operating income	48,691	60,747	60,171	56,347	64,623
Other income (expense):
Loss on extinguishment of debt (4)	—	(17,493)	—	(9,588)	—
Interest expense, net	(69,473)	(71,029)	(50,353)	(74,357)	(86,071)
Other income (expense), net	(838)	(1,241)	(1,327)	807	(78)
Income (loss) before income taxes	(21,620)	(29,016)	8,491	(26,791)	(21,526)
Income tax expense (benefit)	5,713	3,121	2,945	(1,259)	(25,528)
Net income (loss)	(27,333)	(32,137)	5,546	(25,532)	4,002
Less: Net income (loss) attributable to non-controlling interest	395	(36)	(130)	(29)	17
Net income (loss) attributable to GXS Worldwide, Inc.	(27,728)	(32,101)	5,676	(25,503)	3,985

Consolidated Statement of Cash Flows Data
Net cash provided by operating activities	45,625	43,142	71,945	42,596	17,623
Net cash used in investing activities	(38,246)	(37,389)	(42,946)	(259,409)	(27,346)
Net cash provided by (used in) financing activities	—	(19,002)	(8,411)	193,486	435

	Year Ended December 31,
	2006 Amount ($)	2007 Amount ($)	2008 Amount ($)		2009 Amount ($)	2010 Amount ($)
	(in thousands of dollars)
Balance Sheet Data (at end of period):
Total assets	388,396	352,642	367,218		574,022	678,436
Total debt (5)	564,564	533,712	536,336		766,450	777,115
Stockholder’s deficit	(314,364)	(314,742)	(327,426)		(338,762)	(266,409)

Other Data:
Depreciation and amortization	59,760	56,388	57,318		53,512	48,708
Capital expenditures	32,927	37,389	35,208		31,829	35,321
Ratio of earnings to fixed charges (6)	—	—	1.1	x	—	—

(1)
The asset impairment charge for the year ended December 31, 2007 of approximately $1.0 million related to certain internal-use software projects that were not completed.  The asset impairment charge for the year ended December 31, 2008 consists of approximately $2.4 million related to intangible assets acquired in a previous acquisition and approximately $0.6 million related to certain internal-use software projects that were not completed.

(2)
The loss on disposition of assets for the year ended December 31, 2010 of approximately $1.7 million related to customer contracts and property rights associated with a catalog service offering that was divested in connection with the Antitrust Division of the U.S. Justice Department review of the Inovis Merger.

(3)
The merger and acquisition fees for the year ended December 31, 2008 of approximately $0.8 million related to legal and professional service firm fees for advisory services on a potential acquisition that was not completed.  The merger and acquisition fees for the years ended December 31, 2009 and 2010, of approximately $2.5 million and $8.6 million, respectively, related to legal and financial professional service firms who advised the Company on matters related to the Inovis Merger.

(4)
In October 2007, we refinanced all of our debt with a new lending group.  In connection with the 2007 refinancing, we wrote-off approximately $12.4 million of deferred financing costs and expensed payments of approximately $5.1 million made to former lenders upon retirement of the debt.  On December 23, 2009, we issued senior secured notes and used proceeds to retire all of the outstanding debt under the 2007 credit facility, $35 million of GXS Holdings outstanding subordinated notes and pay debt issuance costs.  In connection with the refinancing, we wrote-off approximately $9.6 million in deferred financing costs.

(5)
Total debt at December 31, 2010 includes current maturities of $8.0 million for outstanding borrowings against our Revolver and long term debt of $769.1 million consisting of $785.0 million in senior secured notes offset by $15.9 million of unamortized original issue discount.

(6)
The ratios of earnings to fixed charges were calculated by dividing the earnings by fixed charges.  Earnings used in computing the ratio of earnings to fixed charges consists of earnings before income taxes plus fixed charges.  Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and debt discount, and that portion of lease expense representative of interest expense.  For the years ended December 31, 2006, 2007, 2009 and 2010, our earnings were insufficient to cover fixed charges by approximately $21.6 million, $29.2 million, $26.8 million and $21.3 million, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements.  Actual results may differ from such forward-looking statements.  See “Item 1A—Risk Factors” and “Forward-Looking Statements.”

Overview

We are a leading global provider of business-to-business (“B2B”) e-commerce and data integration services that simplify and enhance business process integration, data quality and compliance, and collaboration among businesses. Our services and solutions enable our customers to manage and improve mission critical supply chain functions, securely process financial transactions related to the exchange of goods and services, and automate and control other business-critical cross-enterprise business processes.  By utilizing these services our customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security.  Approximately 40,000 global customers and their business partners conduct business together via GXS Trading Grid®, a large integration cloud that includes specialized, capabilities for automating, assembling, monitoring, and improving multi-enterprise business processes.  Our business model is characterized by a recurring revenue and subscription service model, substantial operating leverage, and strong cash flow generation.

As a division of General Electric Company (“GE”), from the 1960’s to 2001, our historical focus was primarily on providing customized information technology solutions to our customers.  As a result, in 2000, 50% of our revenues were generated by custom outsourcing services.  Following Francisco Partners and its co-investors’ acquisition of us from GE in 2002, we invested in GXS Trading Grid®, a multi-tenant integration cloud platform, and our Managed Services offering, which compliments GXS Trading Grid with shared processes and built-in industry expertise.  In 2005, we expanded the reach and number of integrated businesses on GXS Trading Grid® through the acquisition of IBM’s Business Exchange Services business thereby further increasing our customer base, expanding our geographic presence and extending our reach into a number of verticals (such as financial services and the automotive sector).  In 2008, we purchased Interchange, located in Brazil, which served to broaden the number of integrated businesses in Brazil on GXS Trading Grid®.

On June 2, 2010, GXS Holdings, Inc. (“GXS Holdings”), a Delaware corporation and our direct parent company, which directly owns 100% of our issued and outstanding common stock, acquired Inovis International, Inc. (“Inovis”), a leading provider of fully integrated B2B services and solutions that manage the flow of critical e-commerce information for global trading communities, which we refer to as the “Merger”.  Inovis’s core business has historically been the provision of messaging services, catalog and managed services to approximately 16,000 customers worldwide with approximately two billion transactions per year, primarily on a fee-per-transaction basis.  Following the Merger, Inovis was merged with and into GXS, Inc. (“GXSI”), one of our indirect wholly-owned subsidiaries, and we became an indirect wholly-owned subsidiary of GXS Group, Inc. (previously known as Griris Holding Company, Inc.).  Certain foreign subsidiaries of Inovis became wholly owned subsidiaries of GXSI.

As a result of new investments and repositioning away from customized solutions, the majority of our revenue is generated through data integration fees and subscription services on our platform, frequently wrapped with our Managed Services capability.  In 2010, we managed more than ten billion electronic transactions across an estimated six million integration pairs, such as trading partner relationships.  We have substantial vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive and high technology.  Recently, we have seen expanded adoption of our services in the Media and Entertainment and Insurance industries.  Today, our platforms link over 40,000 customers across 50 countries with support in 15 different languages.  As a result, we believe customers view our services and solutions as essential to their day-to-day supply chain operations and typically enter into long-term contracts with us.  Revenue attributable to transaction processing and software maintenance fees, which tend to be recurring in nature, represented approximately 87% of our total revenue for the year ended December 31, 2010.  Additionally, of our top 50 customers in fiscal 2010, 96% have been customers for five or more years.

Factors Affecting our Business

We have various service lines, with each service line deriving revenue from three principal sources.  Our service lines are:

•
Messaging Services, which comprised approximately 53.4% of revenues in 2010, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised approximately 27.0% of revenues in 2010, allows our customers to offload complex integration functions or outsource entire supply chain management activities to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised approximately 8.2% of revenues in 2010, provides software and services that allow our customers to manage their day-to-day supply chain activities internally.  The majority of our software customers also access GXS Trading Grid® to extend their ability to serve new markets or geographies;

•
Custom Outsourcing Services, which comprised approximately 5.5% of revenues in 2010, relates to our legacy custom outsourcing contracts.  Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but to which our technical solutions and related services can provide value; and

•
Data Synchronization, which comprised approximately 5.9% of revenues in 2010, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners.  Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain.

Across these service lines, we derive our revenues from:

•	transaction processing fees;

•	professional service fees earned in connection with implementing or supporting our products and services; and

•	software licensing and maintenance fees for software we develop or procure from others.

Over the past five years, our transaction processing revenues in our Messaging Services business have been adversely impacted by a number of factors.  First, competitive pricing dynamics across the industry have adversely affected pricing in our Messaging Services business as transaction processing has become more commoditized. Second, we began an initiative in 2004 to pursue the migration of our customers to multi-year contracts.  Pursuant to this strategy, we introduced lower price points to encourage increased platform usage, promote volume growth, attract new customers and increase existing customer retention.  We believe that our Messaging Services business will continue to face pricing pressure as a result of commoditization and contribute a lower percentage of our revenues over time.

In order to drive revenue growth, we have focused on investing in Managed Services, where we see significant opportunities for growth which we believe will offset declining revenues from Messaging Services.  As part of our strategy of growing Managed Services, we have focused on broadening our product offering and enhancing the functionality of our Managed Services offering.  As a result, we must continue to offer value-added services and solutions to offset pricing pressure as it relates to this trend.  In addition, as business processes that utilize a transaction management infrastructure have become increasingly complex and expensive for our customers to maintain in-house, we have seen an increased demand for our Managed Services offering. In 2010, the primary propositions for our Managed Services shifted from cost improvement to speed-to-market and customer satisfaction.  We will continue to target large and mid-sized enterprises, for which our outsourcing services could eliminate significant costs and staff as well as increase B2B functionality and efficiency.  We believe this approach will increase our revenues and enhance profitability over the long-term.

In addition, as a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period.  As a result, our revenues in recent periods have been affected by a strengthening and weakening U.S. dollar relative to the foreign currencies in which we transact business.  The weakening of the U.S. dollar during the year ended December 31, 2010, as compared to the year ended December 31, 2009, resulted in a $5.7 million increase in our revenues for the year ended December 31, 2010, from translating revenues generated in foreign currencies into U.S. dollars.  The strengthening of the U.S. dollar during the year ended December 31, 2009, as compared to the year ended December 31, 2008, resulted in a $12.1 million decrease in our revenues for the year ended December 31, 2009, from translating revenues generated in foreign currencies into U.S. dollars.

As a result of revenue declines, we have focused on a number of profitability and productivity enhancing measures, including:

•
Reducing our cost structure through the removal of excess capacity in our sales force, our professional services organization, back office personnel and our computing and network infrastructure.  In particular, in the four years ended December 31, 2010, we eliminated approximately 440 positions, including approximately 117 positions related to the Inovis integration;

•
Consolidating facility space and realigning our workforce to lower cost regions such as India and the Philippines.  Over the last three years, we have subleased property in the United Kingdom and the United States, including our former corporate headquarters.  We relocated our entire corporate headquarters in March 2010 into newly leased space and have subleased our previous corporate headquarters for the balance of the lease term.  Relocation of our headquarters resulted in reduced occupancy expense of $3.1 million in 2010 and is expected to reduce occupancy expense by $3.3 million in 2011.  As a result of leasing our new corporate headquarters and subleasing our former corporate headquarters, our lease and related payments were $2.9 million less in 2010 and are expected to be $3.2 million less in 2011, than they would have been if we had remained in our former space;

•
Investing in new technologies to support Messaging Services and Managed Services to lower our per unit costs.  For example, in 2006, we entered into a network management services agreement with MCI Communication Services, Inc. (now “Verizon Business Services”, or “Verizon”), pursuant to which we outsourced our telecommunications network infrastructure.  We have minimum purchase commitments each year of the initial contract term, which is seven years.  Assuming we meet these annual commitments, the net amount to be paid to Verizon over the initial term will be approximately $49.0 million, of which approximately $49.5 million has been expended through December 31, 2010;

•	De-emphasizing our Custom Outsourcing Services, which tended to be a lower margin business and reducing the number of customers to whom such services are provided;

•
Canceling and consolidating various marketing and development programs related to products and services that were not generating sufficient revenues to support the continued investment such as a legacy data synchronization platform managed in the United Kingdom; and

•
Consolidating messaging platforms to achieve significant cost savings and operational efficiencies including: lower operating and maintenance costs, reduced complexity of operations and engineering, accelerated adoption of new, higher-value services and fewer client maintenance requirements.

As a result, we incurred approximately $7.5 million and $5.6 million of restructuring charges during the years ended December 31, 2009 and 2010, respectively, in connection with the reduction in our workforce and consolidation of our facility space.  The facility charges are net of estimated sublease payments and include expenses associated with the sublease of our former corporate headquarters.

While Managed Services tends to have lower margins than Messaging Services, particularly as we build out our Managed Services platform and capabilities, we expect productivity enhancements, such as increased use of automation tools to implement new customers and monitor ongoing processing activities, to improve our Managed Services margins over time.  In addition, we expect revenues from Managed Services to be somewhat less affected by currency changes as our Managed Services revenues are generated primarily in the U.S.

Acquisitions

Interchange Serviços S.A.

On December 30, 2008, through our wholly owned Brazilian subsidiary (GXS Tecnologia da Informação (Brasil) Ltda.), we acquired all of the capital stock of Interchange Serviços S.A. (“Interchange”) for $19.8 million, including transaction costs of $0.5 million.  We paid $9.9 million on December 30, 2008 and made two separate deferred payments of $6.7 million on December 30, 2009 and December 30, 2010, respectively.  A post-closing adjustment of approximately $1.0 million was also paid in May 2009.  Interchange is a provider of electronic data interchange and related services to customers located in Brazil.  The acquisition of Interchange expanded our presence in Brazil and enables us to offer opportunities to global businesses seeking to integrate their supply chain operations in Latin America.

Inovis International, Inc.

On June 2, 2010, we acquired Inovis International Services, Inc. (“Inovis”), a leading provider of fully integrated B2B services and solutions that manage the flow of critical e-commerce information for global trading communities.  The acquisition allows us to continue to grow our customer base in the U.S., broaden our product offering and increase the functionality of our managed services offering.  Inovis had total assets of approximately $134.1 million and total working capital, excluding current maturities of long-term debt, of $5.9 million at the Merger closing date.  Inovis had revenues of $137.1 million and operating income of $32.4 million, respectively, for the year ended December 31, 2009 and revenues of $54.3 million and operating income of $1.0 million, respectively, for the period January 1, 2010 through June 2, 2010.  The Merger was consummated through the payment of $104.7 million in cash to the shareholders of Inovis together with the issuance to them of common and preferred shares of a newly formed holding company (GXS Group, Inc.), with a fair value of $68.8 million.  This resulted in Inovis shareholders having approximately an 28.1% ownership interests in the combined company following consummation.  Additionally, we retired Inovis’s bank indebtedness of $129.8 million at closing.

Within the first twelve months after the Merger, we expect to take certain actions that we believe will result in annualized net cost savings of approximately $27.0 million (approximately $35.0 million in cost savings net of approximately $8.0 million in anticipated lost gross profit due to revenue declines associated with customer overlap between GXS and Inovis) related primarily to headcount reductions and elimination of various redundant systems and services.  Additionally, we have incurred $5.6 million in restructuring and other one-time costs in connection with the Merger through December 31, 2010 and expect to incur an additional $4.6 million in the first twelve months after the Merger.  No assurances can be given as to timing or that we will ultimately be able to achieve these cost savings that the restructuring charges related to the Merger will not be greater than expected or that the gross profit declines will not be greater than expected.  As a result of the Merger, we expect revenue resulting from B2B Software and Services and Data Synchronization to contribute to an increased percentage of our combined overall revenue and as a result, software licensing revenue, which has not historically been material to our business, could also increase.  The Merger will significantly affect the comparability of results for future periods.

The Merger was accounted for using the purchase method of accounting prescribed in Financial Accounting Standard Codification 805 – Business Combinations.  Under this standard, the assets acquired and liabilities assumed are recorded at their fair value on the date of acquisition.  The fair values recorded for property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets result in additional depreciation and amortization expense after the consummation of the Merger.  The amount of depreciation and amortization is based upon the fair values and the estimated useful lives of the respective assets.  Revenue and operating income are affected by a write-down of deferred revenue to reflect estimated fair value.  Although the adjustment to deferred revenue will affect revenue and operating income in the twelve months following the Merger, this adjustment is not expected to have a continuing effect on the consolidated results of operations.

We intend to continue to selectively pursue acquisitions of companies with complementary products and technologies to enhance our ability to provide comprehensive solutions to our customers and to expand our business.  Any such acquisitions could affect our results of operations for the period in which the acquisition is completed and future periods and, depending on the size of the acquisition, could affect the comparability of period to period results.  There can be no assurance that we will be successful in consummating future acquisitions or that we will be able to locate adequate financing or successfully integrate future acquisitions.  See “Risk Factors”, including “Our growth strategy of identifying and consummating acquisitions entails significant business risks.”

Our Revenue and Expenses

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

For the years ended December 31, 2008, 2009 and 2010, the breakdown of revenue by service line, along with each service line’s percentage of total revenue, appears below (in thousands of dollars except for percentages):

	Year Ended December 31,
	2008		2009		2010
Service Line	Amount ( $)%		Amount ( $)%		Amount ( $)%
Messaging Services	236,036	64%	213,088	61%	223,076	53%
Managed Services	72,129	19%	81,976	23%	112,793	27%
B2B Software and Services	19,548	5%	14,240	4%	34,336	8%
Custom Outsourcing Services	26,242	7%	26,722	8%	23,154	6%
Data Synchronization	17,679	5%	14,150	4%	24,570	6%
Total revenue / percentage	371,634	100%	350,176	100%	417,929	100%

Cost of Revenues

Cost of revenues primarily consists of:

•	compensation and related benefit expenses associated with our employees engaged in service delivery, technical operations and research and development;

•	computer, network and facility operating expenses;

•	royalty payments associated with resale of third party software licenses; and

•	depreciation and amortization expense, including the amortization of our capitalized software costs, deferred implementation costs and acquired intangibles.

We defer direct costs associated with implementation of multi-year customer contracts to the extent such costs can be recovered through guaranteed minimum revenues.  The unamortized balances of these costs as of December 31, 2009 and December 31, 2010 were $14.4 million and $18.9 million, respectively, and are included in both prepaid expenses and other assets and other assets in the consolidated balance sheets.

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, restructuring charges, asset impairment charges and merger and acquisition fees.

Sales and marketing expenses primarily consist of compensation and related benefit expenses associated with our employees engaged in sales and marketing, including sales commissions, advertising costs, meetings, travel and entertainment expenses and facility costs.  General and administrative expenses consists of compensation and related benefit expenses associated with our employees engaged in management, finance, legal, and human resources, information technology management and costs, as well as other general business expenses such as accounting and legal professional fees and business insurance. Restructuring charges includes severance costs associated with workforce reduction efforts and net lease costs related to darkened facilities.  Asset impairment charges include write-offs of capitalized software projects and intangible assets.  Merger and acquisition fees include costs associated with legal and financial professional service firms who advise the Company on matters related to mergers and acquisitions.

In addition, as a result of our significant international operations, the translation of our foreign costs of revenues and operating expenses into U.S. dollars impacts the comparison of our costs of revenues and operating expenses from period to period.  As a result, our costs of revenues and operating expenses in recent periods have been affected by a strengthening and weakening U.S. dollar.  The weakening of the U.S. dollar during the year ended December 31, 2010 as compared to the year ended December 31, 2009 resulted in an increase of $4.1 million in our costs of revenues and operating expenses for the year ended December 31, 2010 from translation of our expenses incurred in foreign currencies into U.S. dollars.  The strengthening of the U.S. dollar during the year ended December 31, 2009 as compared to the year ended December 31, 2008 resulted in a decrease of $7.8 million in our costs of revenues and operating expenses for the year ended December 31, 2009 from translation of our expenses incurred in foreign currencies into U.S. dollars.

The following is a summary of our costs and operating expenses for the years ended December 31, 2008, 2009 and 2010 (in thousands of dollars):

	Year Ended December 31,
	2008 Amount ($)	2009 Amount ($)	2010 Amount ($)
Costs and operating expenses:
Cost of revenues	203,380	194,234	227,499
Sales and marketing	47,038	43,295	54,877
General and administrative	51,331	46,216	55,016
Restructuring charges	5,959	7,549	5,635
Asset impairment charges	2,974	—	—
Loss on disposition of assets	—	—	1,724
Merger and acquisition fees	781	2,535	8,555
Total costs and operating expenses	311,463	293,829	353,306

Other Primary Operating Measures

Adjusted EBITDA

Management relies upon adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as a primary measure to review and assess operating performance of its business and management team.  Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income, as a measure of operating performance, or cash flows from operating, investing and financing activities, as a measure of liquidity.  Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures presented by other companies.  The table below reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands of dollars):

	Year Ended December 31,
	2008 Amount ($)	2009 Amount ($)	2010 Amount ($)
Net income (loss)	5,546	(25,532)	4,002
Adjustments:
Income tax expense (benefit)	2,945	(1,259)	(25,528)
Interest expense, net	50,353	74,357	86,071
Depreciation and amortization	57,318	53,512	48,708
Stock compensation expense	125	150	403
Other (income) expense, net	1,327	(807)	78
Restructuring charges	5,959	7,549	5,635
Asset impairment charges	2,974	—	—
Merger and acquisition fees	781	2,535	8,555
Integration costs (1)	—	—	676
Loss on disposition of assets	—	—	1,724
Loss on extinguishment of debt	—	9,588	—
Management fees	2,000	2,000	4,833
Total adjustments	123,782	147,625	131,155
Adjusted EBITDA	129,328	122,093	135,157

(1)	Integration costs represent specific incremental operating expenses associated with the integration of the Inovis business

Adjusted EBITDA for the years ended December 31, 2008, 2009 and 2010 was $129.3 million, $122.1 million and $135.2 million, respectively.  The $13.1 million increase in 2010 compared to 2009 is primarily attributable to the incremental revenues and operating income generated from the Inovis Merger in June 2010.  The $7.2 million decrease in 2009 compared to 2008 is primarily attributable to the decrease in revenue and operating income as a result of the pricing pressures on our Messaging Services business, lower transaction processing volume due to the global economic slowdown in the first half of 2009, and the effect of translating revenues generated in foreign currencies into U.S. dollars.

Minimum Contract Value

The Company monitors sales performance based on a measure referred to by management as Minimum Contract Value (“MCV”).  MCV is the incremental future minimum committed revenue of new sales agreements signed in the current period by our customers.  If the new contract signed is to replace an existing revenue stream, the MCV is adjusted to reflect only the incremental value from the sale.  MCV for the years ended December 31, 2008, 2009 and 2010 was $102.9 million, $115.9 million and $142.9 million, respectively.  The MCV calculations are not reflected or recorded within the consolidated financial statements.  MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to deferred income or revenues, as a measure of financial condition or operating performance.

Results of Operations

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009

Revenues.  Revenues increased by $67.7 million, or 19.3%, to $417.9 million for the year ended December 31, 2010 from $350.2 million for the year ended December 31, 2009.  The increase is primarily the result of the Inovis Merger, which contributed revenues of approximately $72.0 million since June 2, 2010, and the favorable impact of translating revenues generated in foreign currencies into U.S. dollars, partially offset by competitive pricing pressures.  The weakening of the U.S. dollar in 2010 compared to 2009 resulted in a $5.7 million increase in our revenues as they are translated from foreign currencies into U.S. dollars.  Our service line revenues from:

•
Messaging Services increased by $10.0 million, or 4.7%, to $223.1 million for the year ended December 31, 2010 from $213.1 million for the year ended December 31, 2009.  The increase is the result of incremental revenues generated by the acquired Inovis business of $24.5 million and the effect of foreign currency translation, partially offset by decreases resulting from price reductions and customer attrition.

•
Managed Services increased by $30.8 million, or 37.6%, to $112.8 million for the year ended December 31, 2010 from $82.0 million for the year ended December 31, 2009, principally due to incremental revenue of $16.4 million generated by the acquired Inovis business, the ramp up of services to customers added in previous years, additional professional services provided to existing customers, and the impact of translating revenues generated in foreign currencies into U.S. dollars.

•
B2B Software and Services, Custom Outsourcing Services and Data Synchronization in the aggregate increased by $27.0 million, or 49.1%, to $82.1 million for the year ended December 31, 2010 from $55.1 million for the year ended December 31, 2009, principally due to incremental revenue of $31.3 million generated by the acquired Inovis business and the effect of foreign currency translation, partially offset by decreases resulting from price reductions, customer attrition and the sale of our catalog service offering.

Cost of revenues. Cost of revenues increased by $33.3 million, or 17.1%, to $227.5 million for the year ended December 31, 2010 from $194.2 million for the year ended December 31, 2009.  The increase is primarily driven by the incremental costs associated with the inclusion of seven months of Inovis operations, partially offset by lower depreciation and amortization expense of intangible assets that were fully amortized in the fourth quarter of 2009 and the unfavorable impact of translating foreign currencies into U.S. dollars.  Cost of revenues represented 54.4% of revenues for the year ended December 31, 2010 as compared to 55.5% for the year ended December 31, 2009, as declines in transaction pricing in 2010 were more than offset by cost reduction initiatives.

Sales and marketing.  Sales and marketing expense increased by $11.6 million, or 26.8%, to $54.9 million for the year ended December 31, 2010 from $43.3 million for the year ended December 31, 2009.  The increase is primarily due to to the incremental costs associated with the inclusion of seven months of Inovis operations and the unfavorable impact of translating foreign currency into U.S. dollars.

General and administrative.  General and administrative expenses increased by $8.8 million, or 19.0%, to $55.0 million for the year ended December 31, 2010 from $46.2 million for the year ended December 31, 2009. The increase is primarily due to the incremental costs associated with the inclusion of seven months of Inovis operations, partially offset by lower facility costs as a result of restructuring activities including relocating our global headquarters to a less expensive building.

The impact of the weakened U.S. dollar resulted in an aggregate increase of $4.1 million in cost of revenues, sales and marketing and general and administrative expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Restructuring charges.  Restructuring charges were $5.6 million for the year ended December 31, 2010, compared to  $7.5 million for the year ended December 31, 2009.  During the past several years, we have undertaken a series of restructuring activities, which included closing or consolidating certain office facilities and terminating employees, in order to reduce expenses in response to changing business requirements.  In 2009, we initiated a plan to relocate our global headquarters and sublet our former global headquarters.  The costs recorded represent adjustments to the estimated present value of amounts needed to cover rent shortfalls for the remainder of the lease term and costs related to the sublease and related agreements.  The relocation was completed in the first quarter of 2010.  During 2010, we also recorded restructuring charges associated with the consolidation of office space at the former Inovis headquarters and one of its U.K. facilities and termination of employees associated with the integration of the Inovis business.  The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring activities.

Loss on disposition of assets.   In the year ended December 31, 2010 we recorded a loss on disposition of assets of $1.7 million that was comprised of customer contracts and intellectual property rights related to our catalog service offering that was divested in connection with the Antitrust Division of the U.S. Justice Department review of the Inovis Merger.

Merger and acquisition fees.  Merger and acquisition fees were $8.6 million and $2.5 million for the years ended December 31, 2010 and 2009, respectively.  The fees for both periods represent legal and professional services firms who advised the Company on matters related to the Inovis Merger.  Prior to 2010 these types of fees were previously presented and disclosed as a component of other income (expense), net, on the consolidated statements of operations.

Interest expense, net.  Interest expense, net, increased by $11.7 million to $86.1 million for the year ended December 31, 2010 compared to $74.4 million for the year ended December 31, 2009.  The increase is due primarily to a higher debt balance as a result of the December 2009 refinancing.

Other income (expense), net.  Other income (expense), net was $0.1 million expense and $0.8 million income for the years ended December 31, 2010 and 2009, respectively.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.

Income tax expense (benefit).  Income tax benefit was $25.5 million for the year ended December 31, 2010 compared to an income tax benefit of $1.3 million for the year ended December 31, 2009.   The increase in the income tax benefit is due to the reduction of the Company’s deferred tax valuation allowance by $28.6 million as the result of net deferred tax liabilities assumed and recognized in purchase accounting related to the acquisition of Inovis.

Net income (loss).  Net income was $4.0 million for the year ended December 31, 2010 compared to a net loss of $25.5 million for the year ended December 31, 2009.  The improvement in net income in 2010 was primarily attributable to tax benefits realized in conjuction with the Merger, partially offset by higher interest expense and fees incurred in connection with the Inovis Merger.  The net loss in 2009 was primarily attributable to interest expense and costs associated with the debt refinancing.

Fiscal year ended December 31, 2009 compared to fiscal year ended December 31, 2008

Revenues.  Revenues decreased by $21.4 million, or 5.8%, to $350.2 million for the year ended December 31, 2009 from $371.6 million for the year ended December 31, 2008.  The decrease was principally caused by competitive pricing pressure, lower demand resulting from the global economic slowdown and the impact of translating revenues generated in foreign currencies to U.S. dollars, partially offset by increased revenue in Brazil of $23.6 million due to our acquisition of Interchange in December 2008.  The strengthening U.S. dollar during the year ended December 31, 2009 as compared to the year ended December 31, 2008 resulted in $12.1 million decrease in our revenues from translating revenues generated in foreign currencies into U.S. dollars.  Our service line revenues from:

•
Messaging Services declined by $22.9 million, or 9.7%, to $213.1 million for the year ended December 31, 2009 from $236.0 million for the year ended December 31, 2008, principally due to continued price competition that we believe contributed to a reduction in realized price levels, volume declines in the first half of 2009 resulting from the global economic slowdown and the impact of translating revenues generated in foreign currencies into U.S. dollars.  These declines were partially offset by increased revenue in Brazil due to our acquisition of Interchange.

•
Managed Services increased by $9.9 million, or 13.7%, to $82.0 million for the year ended December 31, 2009 from $72.1 million for the year ended December 31, 2008, principally due to the addition of 51 new customers, the ramp of services to customers added in previous years, and additional professional services provided to existing customers offset to some extent by the impact of translating revenues generated in foreign currencies into U.S. dollars.

•
B2B Software and Services, Custom Outsourcing Services and Data Synchronization in the aggregate declined by $8.4 million, or 13.2%, to $55.1 million for the year ended December 31, 2009 from $63.5 million for the year ended December 31, 2008, principally due to volume declines resulting from the global economic slowdown and the impact of translating revenues generated in foreign currencies into U.S. dollars.

Cost of revenues. Cost of revenues decreased by $9.2 million, or 4.5%, to $194.2 million for the year ended December 31, 2009 from $203.4 million for the year ended December 31, 2008.  The decrease in cost of revenues was primarily from the favorable impact of translating foreign currencies into U.S. dollars, partially offset by increases in costs of revenues in Brazil due to our acquisition of Interchange in December 2008.  Cost of revenues represented 55.5% of revenues for the year ended December 31, 2009 compared to 54.7% for the year ended December 31, 2008.  The increase in cost of revenues as a percentage of revenue was caused principally by additional spending to improve service levels and new product development offset somewhat by lower network services costs resulting from competitive benchmarking of the prices charged to us by Verizon under our network services agreement.

Sales and marketing.  Sales and marketing expense decreased by $3.7 million, or 7.9%, to $43.3 million for the year ended December 31, 2009 from $47.0 million for the year ended December 31, 2008.  This decrease was primarily the result of lower advertising and sales promotion expenses, cancellation of the annual global sales kickoff meeting and the favorable impact of translating foreign currencies into U.S. dollars, partially offset by increased sales and marketing expenses in Brazil due to our acquisition of Interchange.

General and administrative.  General and administrative expenses decreased by $5.1 million, or 9.9%, to $46.2 million for the year ended December 31, 2009 from $51.3 million for the year ended December 31, 2008.  General and administrative expenses were lower due to reductions in employee related compensation and benefits as a result of headcount reductions, partially offset by increased general and administrative expenses in Brazil due to our acquisition and integration of Interchange.

The impact of a strengthened U.S. dollar caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $7.8 million lower for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Restructuring charges.  Restructuring charges were $7.5 million for the year ended December 31, 2009.  This charge includes $4.6 million of restructuring costs as a result of headcount reduction actions.  The remaining charges related primarily to a sublease of our former corporate headquarters facility, pursuant to which the subtenant has the option to purchase the facility.  The costs recorded represent adjustments to the estimated present value of amounts needed to cover rent shortfalls for the remainder of the lease term and costs related to the sublease and related agreements.  In connection with the sublease negotiations, our landlord provided the subtenant an option to acquire the property at any time through the end of our lease, which expires in April 2014.

Asset impairment charges.  For the year ended December 31, 2008, we recorded asset impairment charges of $3.0 million.  We recorded an impairment charge of $2.9 million for certain intangible assets acquired in the UDEX acquisition in 2006 and internal use software, as a result of a decrease in customer revenue expectations and $0.1 million for certain internal-use software projects that were not completed.

Merger and acquisition fees.  Merger and acquisition fees were $2.5 million and $0.8 million for the years ended December 31, 2009 and 2008, respectively.  The fees for the year ended December 31, 2009 are for legal and professional services firms who advised the Company on matters related to the Inovis Merger, while the fees for the year ended December 31, 2008 are legal and professional service firm fees relating to a potential acquisition that was not completed.  Prior to 2010 these types of fees were previously presented and disclosed as a component of other income (expense), net, on the consolidated statements of operations.

Loss on extinguishment of debt.  Loss on extinguishment of debt included a $9.6 million write-off of deferred financing costs in connection with our December 2009 refinancing.

Interest expense, net.  Interest expense, net, increased by $24.0 million to $74.4 million for the year ended December 31, 2009 compared to $50.4 million for the year ended December 31, 2008.  The increase in interest expense in 2009 is primarily attributable to higher interest rates as a result of the amendments to our credit facility in April 2009 and mark-to-market losses on our interest rate swap.  In April 2009, we determined our interest rate swap was ineffective as a result of the amendments to our credit facility.  Accordingly, future changes in the fair value of the interest rate swap were charged directly to earnings.  In addition, as a result of the repayment of all of our variable rate debt in December 2009, we reclassified the remaining unrealized loss included in other comprehensive loss to interest expense.  Non-cash amounts included in interest expense were $18.6 million and $6.7 million for 2009 and 2008, respectively.  Such amounts related to amortization of deferred financing costs and reclassification of unrealized losses on our interest rate swap.

Other income (expense), net.  Other income (expense), net was $0.8 million income and $1.3 million expense for the years ended December 31, 2009 and 2008, respectively.  Other income (expense), net for 2009 included $0.8 million of advisory fees related to our interest rate swap, offset by various gains and losses on foreign currency transactions.  Other income (expense), net for 2008 included $0.7 million of advisory fees related to our capital structure, offset by investment gains of $0.8 million, along with various gains and losses on foreign currency transactions.

Income tax expense (benefit).  Income tax benefit was $1.3 million for the year ended December 31, 2009 compared to an expense of $2.9 million for the year ended December 31, 2008.  Our tax rate for both periods differed from the federal statutory rate of 35% principally as a result of state income taxes and the effect of losses in the U.S. and foreign jurisdictions for which no income tax benefits have been recognized.  Our income tax expense for the year ended December 31, 2008 related primarily to taxes for foreign jurisdictions in which we had income.

Net income (loss).  Net loss was $25.5 million for the year ended December 31, 2009 compared to net income of $5.5 million for the year ended December 31, 2008.  The decline in net income was primarily due to higher interest expense, mark-to-market losses on our interest rate swap and lower revenues, offset partially by lower operating expenses.

Sources and Uses of Cash

The following table is a summary of our sources and uses of cash during the years ended December 31, 2008, 2009 and 2010 (in thousands of dollars):

	Year Ended December 31,
	2008 Amount ($)	2009 Amount ($)	2010 Amount ($)
Cash flows from operating activities	71,945	42,596	17,623
Cash flows from investing activities	(42,946)	(259,409)	(27,346)
Cash flows from financing activities	(8,411)	193,486	435
Effect of exchange rate changes on cash	(2,145)	1,013	65
Net increase (decrease) in cash and cash equivalents	18,443	(22,314)	(9,223)
Cash and cash equivalents, end of period	47,863	25,549	16,326

Year ended December 31, 2010 compared to fiscal year ended December 31, 2009

Net cash provided by operating activities was $17.6 million in 2010 compared to $42.6 million in 2009.  The decrease in net cash provided by operating activities of $25.0 million was mainly attributable to increased cash interest of $19.9 million and an increased level of implementation costs associated with new managed services engagements of $4.5 million.

Net cash used in investing activities was $27.3 million in 2010 compared to $259.4 million in 2009.  Net cash used in investing activities in 2010 included $220.0 million for the Inovis Merger, net of cash acquired of $14.4 million offset by a $227.6 million decrease in restricted cash used to complete the Merger.  Net cash used in investing activities for 2010 also included capital expenditures of $35.3 million for property, software and equipment primarily related to continued enhancements to our service.  Net cash used in investing activities in 2009 included capital expenditures of $31.8 million for property, software and equipment primarily related to continued enhancements to our service platform.  Capital expenditures for 2010 and 2009 included $16.9 million and $17.5 million, respectively, of costs capitalized for the development of software for internal use.

Net cash provided by financing activities was $0.4 million in 2010 compared to $193.5 million in 2009.  Cash provided by financing activities in 2010 included $8.0 million in net borrowings under the Revolver offset by a $6.7 million deferred payment with respect to the acquisition of Interchange and $0.9 million in financing costs.  Cash provided by financing activities in 2009 included refinancing proceeds of $766.4 million, partially offset by $505.8 million used to retire borrowings under our previous credit facilities, $35.0 million to pay debt obligations of GXS Holdings, a payment of $6.7 million made with respect to the acquisition of Interchange, and $25.4 million in financing costs.

Year ended December 31, 2009 compared to year ended December 31, 2008

Net cash provided by operating activities was $42.6 million in 2009 compared to $71.9 million in 2008.  The decrease in net cash provided by operating activity was mainly attributable to a loss of $25.5 million in 2009 compared to net income of $5.7 million in 2008.

Net cash used in investing activities was $259.4 million in 2009 compared to $42.9 million in 2008.  Net cash used in investing activities in 2009 includes restricted cash of $227.6 million in preparation for our merger with Inovis and capital expenditures for property, software and equipment of $31.8 million primarily related to continued enhancements to our service platform.  Net cash used in investing activities in 2008 included capital expenditures of $35.2 million for property, software and equipment primarily related to continued enhancements to our service platform and $1.0 million of proceeds relating to the sale and liquidation of two of our investments.  Capital expenditures for 2009 and 2008 included $17.5 million and $21.6 million, respectively, of costs capitalized for the development of software for internal use.

Net cash generated by financing activities was $193.5 million compared to usage of $8.4 million in 2008.  Cash generated by financing activities was from our December 2009 refinancing proceeds of $766.4 million, partially offset by $505.8 million used to retire borrowings under our previous credit facilities, $35.0 million to pay debt obligations of GXS Holdings and the payment of $6.7 million made with respect to the acquisition of Interchange.  Net cash used in financing activities in 2008 included scheduled principal payments of $3.4 million, $5.0 million for the repurchase of GXS Holdings equity and $0.8 million in fees to obtain amendments to the loan agreements permitting the repurchase of GXS Holdings equity, partially offset by $0.7 million refund of professional fees relating to the refinancing.

Liquidity and Capital Resources

On December 23, 2009, we completed the refinancing of our then outstanding indebtedness by issuing $785.0 million in aggregate principal amount of senior secured notes (the Senior Secured Notes) with an original issue discount of $18.6 million.  From the proceeds, we repaid all of the debt outstanding under the previously existing credit facilities, used $220.0 million to partially fund the acquisition of Inovis on June 2, 2010, and repaid $35.0 million in debt of GXS Holdings.

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

The Senior Secured Notes carry an interest rate of 9.75% with interest payable on June 15 and December 15 each year.  The Senior Secured Notes will mature on June 15, 2015.  Following the December 23, 2009 debt refinancing, our principal sources of liquidity have been and are expected to be our current cash balances, cash flow from operations and borrowings under the revolving credit facility of our Credit and Guaranty Agreement, or Revolver.

The Company expects that cash flows from foreign operations will be required to meet its domestic debt service requirements.  However, there is no assurance that the foreign subsidiaries will generate sufficient cash flow or that the laws in foreign jurisdictions will not change to limit the Company’s ability to repatriate these cash flows or increase the tax burden on the collections.

In June 2010, the Company borrowed $23.0 million from the Revolver to pay a portion of the interest payable on the Senior Secured Notes.  This amount was fully repaid in September 2010 and there were no outstanding borrowings against the Revolver until December 2010, when the Company borrowed $8.0 million from the Revolver, and this amount was an outstanding borrowing against the Revolver at December 31, 2010.  The Company repaid $3.0 million of the outstanding borrowings in February 2011 and repaid the remaining $5.0 million outstanding borrowings in March 2011.

Prior to June 15, 2012, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 109.75% of the aggregate principal amount of the Senior Secured Notes redeemed, using the net cash proceeds from certain equity offerings, provided that at least 65% of the original aggregate principal amount of the Senior Secured Notes remain outstanding after the redemption.  We may on any one or more occasions redeem some or all of the Senior Secured Notes at any time prior to June 15, 2012 at a price equal to 100% of the principal amount of the Senior Secured Notes redeemed, plus a make-whole premium.  Any time after June 15, 2012, we may at any time and from time to time redeem the Senior Secured Notes, in whole or in part, at the redemption prices defined in the indenture governing the Senior Secured Notes.  Prior to June 15, 2012, we may on any one or more occasions redeem a portion of the Senior Secured Notes at a redemption price of 103% of the principal amount of the Senior Secured Notes redeemed, provided that in no event may we redeem more than 10% of the original aggregate principal amount of the Senior Secured Notes issued during any twelve-month period at this price.  In each case, we must also pay accrued and unpaid interest, if any, to the redemption date.  In the event of a change in control, we must offer to repurchase any outstanding Senior Secured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

The Credit and Guaranty Agreement entered into on December 23, 2009 with various lenders provides the Company with a revolving credit facility, or Revolver, in an aggregate principal amount of $50.0 million, the proceeds of which shall be used for working capital, supporting letters of credit and general corporate purposes.  The interest rate for the Revolver is a predetermined amount above London Interbank Offered Rate (“LIBOR”), subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the Company’s option.

The agreements governing the new debt impose limitations of our ability, to among other things, incur additional indebtedness, incur liens, consummate certain asset sales, make certain restricted payments, enter into certain transactions with affiliates, issue capital stock, merge or consolidate with any other person or sell, transfer or otherwise dispose of any assets.  The Credit and Guaranty Agreement also requires that we meet and maintain certain financial ratios and tests, including a minimum interest coverage ratio of 1.75 and a maximum net leverage ratio of 5.25, each as defined in the agreement.  Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control.  Our failure to comply with these covenants could result in a default under the Credit and Guaranty Agreement and the Indenture governing our Senior Secured Notes.  At December 31, 2010, the Company had a coverage ratio of 2.59 and a net leverage ratio of 4.27, calculated as defined in the agreement, and was in compliance with all financial and nonfinancial covenants.

GXS Worldwide, Inc. is a holding company that conducts its operations through its wholly owned subsidiary GXS, Inc. and its domestic and foreign subsidiaries.  The financial statements of GXS, Inc. are substantially identical to the GXS Worldwide, Inc. financial statements and the total assets, revenues, operating income, net income (loss) and cash flows of GXS, Inc. are expected to continue to constitute substantially all of the corresponding amounts for GXS Worldwide, Inc. and its subsidiaries.  All equity interests pledged as collateral for the notes, other than those of GXS, Inc., are wholly owned consolidated subsidiaries of GXS, Inc.

Contractual Obligations

Our contractual obligations consist primarily of maturities of our long-term debt, operating lease arrangements for office space and equipment, estimated pension payments due to beneficiaries under our unfunded German and Philippine defined benefit pension plans, our network managed services agreement with Verizon, and a deferred payment with respect to our Interchange acquisition and operations. The following table summarizes our long-term contractual obligations (in thousands of dollars):

		Payments Due by Period
As of December 31, 2010	Total Amount ($)	Less than 1 year Amount ($)	1-3 years Amount ($)	3-5 years Amount ($)	More than 5 years Amount($)
Long-term debt	785,000	—	—	785,000	—
Operating leases (1)(2)	64,833	14,343	22,489	9,491	18,510
Pension obligations for the next ten years	11,491	765	1,652	2,012	7,062
Network managed service agreement (3)	20,855	8,122	12,733	—	—
Interchange deferred payment (4)	1,899	—	—	1,899	—
Total contractual obligations	884,078	23,230	36,874	798,402	25,572

(1)	Amounts are net of sublease rents averaging approximately $3.9 million annually in 2011 through 2013 and $1.3 million in 2014.

(2)
In 2009, we entered into a sublease agreement for our former corporate headquarters. In addition, we entered into an agreement for a new corporate headquarters facility that requires aggregate lease payments of $1.7 million in 2010 through 2011, $5.6 million in 2012 through 2013 and $24.8 million for the balance of the initial lease term expected to end in March, 2021. We incurred approximately $8.9 million in relocation costs for new furnishings and leasehold improvements. Our landlord is providing us an allowance of $4.6 million for certain of these costs.

(3)
Amounts are based upon the minimum revenue guarantee in the agreement. Actual costs have exceeded the minimum revenue guarantee in each period of the contract to date. Amounts we expend in excess of the minimum revenue guarantee would be considered in the mitigation of penalties due in the event of early termination of agreement by us.

(4)	Shareholders of Interchange are due a volume rebate of 3.2 million Brazilian Reais in 2014 ($1.9 million at December 31, 2010 exchange rates).

Off-Balance Sheet Arrangements

At December 31, 2009 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States.  Some accounting policies require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results could differ from those estimates, and any differences may be material to our consolidated financial statements.  A description of all of our significant accounting policies used is included in Note 2 to our audited consolidated financial statements, included herein.  Some of these policies involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our consolidated financial statements.  These critical accounting policies, in management’s judgment, are those described below.  If different assumptions or conditions were to prevail, or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.

Valuation of Accounts Receivable

We must make estimates of potential uncollectible amounts and credits to be issued in valuing our accounts receivable.  We analyze historical credits issued, current economic trends and changes in customer demand and acceptance of our products and services when evaluating the adequacy of the provision for sales returns and allowances.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  However, if the financial condition of our customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required.  As of December 31, 2008, 2009 and 2010, we had allowances for doubtful accounts and sales allowances of $13.5 million, $14.3 million and $12.4 million, respectively.

Capitalization of Software

We capitalize software development costs in accordance with FASB ASC 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  We begin to capitalize costs for software to be used internally when we enter the application development stage.  This occurs when we have completed the preliminary project stage, our management authorizes and commits to funding the project and we believe it is feasible that the project will be completed and the software will perform the intended function.  We stop capitalizing costs related to a software project when we believe we have entered the post implementation and operation stage.  We capitalized approximately $21.6 million in software development costs during 2008, $17.5 million during 2009 and $16.9 million during 2010.  If we were to make different determinations with respect to the state of development that a software project had achieved, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

The costs we capitalize during the application development stage consist of payroll and related costs for our employees who are directly associated with and who devote time directly to a project to develop software for internal use.  We also capitalize the direct costs of materials and services, which generally includes outside contractors, and capitalized interest.  We do not capitalize any general and administrative or overhead costs or costs incurred during the application development stage related to training or data conversion costs.  We capitalize costs related to upgrades and enhancements to internal-use software if those upgrades and enhancements result in additional functionality.  If upgrades and enhancements do not result in additional functionality we expense those costs as incurred.  If we were to make different determinations with respect to whether upgrades or enhancements to software projects would result in additional functionality, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

We begin to amortize capitalized costs with respect to development projects for software for internal use when the software is ready for use.  We generally amortize the capitalized software development costs using the straight-line method over a five-year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors.  Amortization expense related to software for internal use was $23.0 million during 2008, $22.8 million during 2009 and $20.8 million during 2010.  If we were to make different determinations with respect to the estimated useful lives of the software, the amount of amortization we charge in a particular period could differ materially.

In accordance with FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, we expense costs associated with software developed for license to customers as incurred because we apply the working model method and, as such, the costs incurred from the date of working model to commercial release to customers have not been material.

Valuation of Long-lived Assets

Long-lived assets, which consist primarily of property and equipment, including capitalized costs for software developed for internal use, and acquired intangible assets totaled $121.5 million as of December 31, 2008, $100.5 million as of December 31, 2009 and $236.9 million as of December 31, 2010.  We periodically evaluate the estimated useful life of property and equipment and, when appropriate, adjust the useful life thereby increasing or decreasing the depreciation expense recorded in the current and in future reporting periods.  We also assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in technology or in the manner of our use of the assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and our analysis of undiscounted cash flow, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business.  This process is subjective, as it requires management to make estimates and assumptions about future cash flows.

Goodwill

We test goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment.  The impairment test involves two steps.  In the first step we compare the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, step two is performed to measure the impairment loss.  During 2009 and 2010, we completed impairment testing and determined that goodwill was not impaired.  Our test is based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2009 and 2010.

Restructuring

We calculate the facility charge included in the restructuring costs by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases.  This requires significant judgment about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space.  These judgments were based upon independent market analysis and assessment from experienced real estate brokers.  If we were to make different determinations with respect to these factors the amounts of our restructuring charges could differ materially, although most of our vacant space has now been sublet with the sublease of our former corporate headquarters.

Deferred Tax Assets

As of December 31, 2009 and 2010, we had net deferred tax assets of $1.9 million and net deferred tax liabilities of $1.1 million, respectively.  Such amounts are net of valuation allowances of $361.6 million and $332.2 million as of December 31, 2009 and 2010, respectively.  We consider the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies in assessing the realization of deferred tax assets.  Management believes we will achieve profitable operations in future years that will enable us to recover the benefit of our deferred tax asset.  However, we presently do not have sufficient objective evidence that it is more likely than not that we will realize the benefits from the deferred tax assets and, accordingly, have established a full valuation allowance for our U.S. and selected foreign net deferred tax assets as required by U.S. GAAP.

Contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  These events are called contingencies, and our accounting for these events is prescribed by FASB ASC 450, Accounting for Contingencies.  This standard defines a contingency as “an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.”  Contingent losses must be accrued if:

•	information is available that indicates it is probable that the loss has been incurred, given the likelihood of the uncertain future events; and

•	the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment on the part of management.  Legal proceedings have elements of uncertainty, and in order to determine the amount of reserves required, if any, we assess the likelihood of any adverse judgments or outcomes to pending and threatened legal matters, as well as potential ranges of probable losses.  We use internal expertise and outside experts, as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss.  A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue.  The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Codification (“ASC”) Accounting Standards Update (“ASU”) 2009-13 (previously Emerging Issues Task Force (“EITF”) Issue No. 08-1, Revenue Arrangements with Multiple Deliverable).  ASU 2009-13 superseded EITF No. 00-21 and addresses criteria for separating the consideration in multiple-element arrangements.  ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price.  ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We adopted ASU 2009-13 as of January 1, 2011 and identified no material impact that its adoption will have on our consolidated results of operations and financial condition.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) (previously EITF Issue No. 10-A, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts).  ASU 2010-28 will require companies that are performing their goodwill impairment testing (either on an annual or interim basis) and have identified a reporting unit with a zero or negative carrying amount during Step 1 of the test, to perform Step 2 of the goodwill impairment test and determine if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 will be effective prospectively for public entities whose fiscal years, and interim periods within those years, begin after December 15, 2010.  Early adoption is not permitted for public entities.  We are currently evaluating the potential impact of the adoption of ASU 2010-28 and believe it will result in more frequent impairment testing of goodwill.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures include the effect of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenue and expenses, which are translated at average exchange rates during each reporting period.  Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholder's deficit titled "accumulated other comprehensive loss."  Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation.  Our foreign currency risk is primarily for transactions denominated in the British pound, European euro, Japanese yen and Brazilian real.

Although much of our revenues are generated in U.S. dollars, $188.8 million, or 45.2% of our revenues for the year ended December 31, 2010 were generated in non-U.S. dollar denominated currencies.  Our operating expenses are also generally denominated in U.S. dollars; however, approximately $106.9 million, or 30.3%, of our expenses for the year ended December 31, 2010 were denominated in foreign currencies.  Due to the relatively weaker U.S. dollar, as of December 31, 2010, our operating income was favorably affected by $1.5 million when compared to the year ended December 31, 2009.

From a sensitivity analysis viewpoint, based on our financial results for the year ended December 31, 2010, a hypothetical overall 10% change in the U.S. dollar from the average foreign exchange rates during the year ended December 31, 2010 would have impacted our revenue and operating income by approximately $18.9 million and $8.2 million, respectively.

Interest Rate Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.  Because our Senior Secured Notes bear interest at a fixed rate of 9.75%, our exposure to market risk for changes in interest rates relates primarily to our Revolver and our interest rate swap agreement which impacts earnings by changes in our interest expense.

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50.0 million Revolver.  The interest rate for the Revolver is a predetermined amount above the LIBOR, subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the Company’s option.  The actual impact of any change in the applicable interest rate on our results of operations could be affected by the existence of interest rate floors established for LIBOR and the administrative agent’s “base rate”.

The Company has an interest rate swap agreement with a commercial bank with a notional amount of $255.0 million.  The provisions of the agreement provide that the Company will pay the counterparty a fixed rate of 3.86%.  The counterparty will pay the Company a variable rate equal to three-month LIBOR, which was 0.29% at December 31, 2010.  The fair value of the interest rate swap was $11.8 million and $4.7 million as of December 31, 2009 and 2010, respectively.  The interest rate swap was recorded in other liabilities in the consolidated balance sheet at December 31, 2009 and accrued expenses and other current liabilities in the consolidated balance sheet at December 31, 2010.  The interest rate swap agreement expires on April 26, 2011.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage the Company’s exposure related to changes in the three-month LIBOR rate associated with its variable-rate 2007 Credit Facility.  As the hedged future forecasted transactions (variable interest payments on the 2007 Credit Facility) were no longer probable of occurring upon the repayment and extinguishment of the 2007 Credit Facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009.   In addition, changes in the fair value of the interest rate swap are now recorded through interest expense, and the increase in fair value of the interest rate swap of $7.2 million was recorded as a reduction to interest expense in the year ended December 31, 2010.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this item, beginning on page F-1 of this Annual Report on Form 10-K.  The financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants or Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)  Disclosure Controls and Procedures

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

(b)  Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered independent public accounting firm due to a transition period established by SEC rules for newly public companies.

(c)  Changes in Internal Control over Financial Reporting

As a result of our merger with Inovis, we are integrating certain business processes and systems.  Accordingly, certain changes have been made, and will continue to be made, to our internal controls over financial reporting until such time as these integrations are complete.  In November 2010, we hired a new Executive Vice President and Chief Financial Officer and hired a new Vice President and Global Controller in March 2011.  There have been no other changes in our internal control over financial reporting during the year ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

On March 25, 2011, pursuant to Delaware Corporation Law Section 228, stockholders holding a majority of the outstanding shares of the common stock and the Series A Preferred Stock of GXS Group (each class together, and collectively on an as converted basis) approved the amendment of the Certificate of Designation, Preferences and Rights of Series A Preferred Stock of GXS Group, to increase the number of authorized Series A Preferred Shares from 2,000,000 to 2,005,000 and to issue 3,781 Series A Preferred Shares in connection with a non-material acquisition.   Also on March 25, 2011, a majority of the outstanding shares of the common stock and the Series A Preferred Stock of GXS Group (each class together, and collectively on an as converted basis) were voted to approve the GXS Group 2010 Long Term Incentive Plan approved by the GXS Group board of directors in 2010.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding the executive officers, directors and certain other employees who report directly to the Chief Executive Officer of GXS as of the filing date of this Annual Report on Form 10-K.

Name	Age	Position
Robert Segert	42	Director, President and Chief Executive Officer
Gregg Clevenger	47	Executive Vice President and Chief Financial Officer
John Duvall	55	Senior Vice President, Finance and Treasurer
Miguel Garcia	53	Senior Vice President, Product Development and Chief Technology Officer
George Hall	56	Senior Vice President, Human Resources
Richard Nash	50	Senior Vice President, General Counsel and Secretary
Bobby Patrick	39	Senior Vice President and Chief Marketing Officer
Karl Salnoske	56	Executive Vice President, Service Delivery and Chief Information Officer
Steven Scala	50	Senior Vice President Corporate Development
George Schulze	54	Senior Vice President, Global Sales
David Swanlaw	50	Senior Vice Present, Operations
David Stanton	48	Chairman of the Board
David Golob	43	Director
Gary Greenfield	56	Director
John McKenna	55	Director
Venkat Mohan	57	Director
Carl Wilson	64	Director
Prescott Ashe	43	Director
Kevin Genda	46	Director

Robert Segert has been a Director since 2008 and President and Chief Executive Officer since 2008.  Prior to joining GXS in 2008, Mr. Segert spent ten years at EDS in various capacities, including leader of the Global Financial Products Industry, Chief Marketing Officer, General Manager of U.S. Financial Services and Managing Director of Corporate Strategy and Planning.  He has also held roles at A.T. Kearney and Frito-Lay, Inc.  Mr. Segert received a Bachelor of Science degree in Mechanical Engineering from Purdue University and a Masters in Business Administration from Harvard Business School.

Gregg Clevenger has served as Executive Vice President and Chief Financial Officer for GXS since November 2010.  Mr. Clevenger previously served as Chief Financial Officer of Infinia Corporation, a solar technology company, from 2007 through August 2010.  Prior to that, Mr. Clevenger briefly served in 2007 as Executive Vice President and Chief Financial Officer of iQor, an international accounts receivable management company, and was Executive Vice President and Chief Financial Officer of Mpower Communications, a publicly traded communications provider, from 2002 to 2006.  Earlier in his career Mr. Clevenger was an investment banker for ten years, with Goldman Sachs, Morgan Stanley and Argent Group.  He received a Masters in Business Administration and a Bachelor of Arts degree in Economics, both from Washington University in St. Louis.

John Duvall has served as Senior Vice President, Finance for GXS since 2010 and as Treasurer since 2006.  He served as Chief Financial Officer from 2006 to 2010.  Prior to joining GXS, Mr. Duvall held various positions at General Electric, including several positions on the Corporate staffs of both General Electric and GE Capital.  Mr. Duvall joined GE Information Services as Controller in April 2000.  Mr. Duvall received a Bachelor of Arts degree from Lafayette College.

Miguel Garcia has served as Senior Vice President of Product Development and Chief Technology Officer for GXS since February of 2011.  Prior to joining GXS, Mr. Garcia was Senior Vice President, Product Development for SAP Business Objects from 2006 to 2010, where he was responsible for the development of products in Business Intelligence, Enterprise Performance Management and Governance Risk and Compliance.  Mr. Garcia served as Vice President of Software Development and Architecture at S1 Corporation and as Vice President of Software Development and Technology Strategy at CNN Interactive, and was part of the team that created the CNN.com family of sites.  He holds a BEng in Electronic Engineering from Universidad Javeriana, in Bogota, Colombia and a MSCS from the State University of New York at Stony Brook.

George Hall has served as Senior Vice President, Human Resources since September 2010.  He oversees all human resources functions worldwide including talent acquisition and management, performance development, organizational capability, compensation and benefits and employee relations.  Mr. Hall began his Human Resources career over 25 years ago in the financial services sector.  He has served as a senior human resources executive in a variety of industries including software products and services, retail, and most recently, as the Global Human Resources Officer at Marriott International prior to joining GXS in September 2010.  Mr. Hall received his undergraduate in Business Administration from the University of Texas at Austin.

Richard Nash has served as Senior Vice President, General Counsel and Secretary at GXS since 2008.  Prior to joining GXS in 2008, Mr. Nash was Associate General Counsel and Corporate Secretary of Friedman, Billings, Ramsey Group, Inc., a financial services firm, and of FBR Capital Markets Corporation, its investment banking subsidiary.  From 2001 to 2005, Mr. Nash was Vice President, Corporate Affairs of Intelsat, a global satellite communications and broadcast services provider.  Mr. Nash received his A.B. from Princeton University (Woodrow Wilson School of Public and International Affairs) and his J.D. from Columbia Law School.

Bobby Patrick has served as Senior Vice President and Chief Marketing Officer at GXS since 2003.  Bobby joined GXS in 2003 after serving as Chief Marketing Officer at Digex, Inc.  While at Digex, Mr. Patrick held a variety of other roles including Director of Business Development, Vice President of Strategy and Marketing and Company Secretary.  Prior to joining Digex in 1996, Mr. Patrick was a Senior Consultant for Accenture Ltd. and a Senior Computer Specialist for the Federal Bureau of Investigation.  Mr. Patrick holds a Bachelor of Science degree in Management Information Systems from George Mason University.

Karl Salnoske has served as Executive Vice President of Service Delivery and Chief Information Officer for GXS since January 2010.  Prior to joining GXS, Mr. Salnoske was Vice President and Chief Information Officer of Schering-Plough Corporation from 2004 to 2009.  Mr. Salnoske was Chief Executive Officer of Adaptive Trade, a software company, from 2001 to 2004.   From 1999 to 2001 Mr. Salnoske served as vice president of IBM’s Global Services division where he was responsible for e-business services, including electronic data interchange (EDI).  He holds a BSEE from Virginia Polytechnic Institute.

Steven Scala has served as Senior Vice President of Corporate Development at GXS since 2002.  From 1999 to 2002, he served as GXS’s (then General Electric) Vice President of Marketing and as the Marketing Director of EDI software and services from 1997 to 1999.  Prior to joining GXS, Mr. Scala worked in various capacities at IBM from 1982 to 1997 including as a Marketing Manager at IBM from 1996 to 1997.  Mr. Scala received a Bachelor of Science degree in Management Information Systems from Southern New Hampshire University and a Masters in Management Science from the University of South Florida.

George Schulze has served as Senior Vice President of Global Sales for GXS since 2008.  Mr. Schulze joined GXS in 2005 as Vice President of Sales for the Americas region.  Prior to joining GXS, Mr. Schulze was Vice President and Managing Director of Sales at BearingPoint, Inc. from 2002 to 2005 and a Managing Director of KPMG LLP from 1999 to 2000.  Mr. Schulze holds a Bachelor of Science degree in Civil Engineering from Lehigh University.

David Swanlaw has served as Senior Vice President, Operations at GXS since the Merger where he is responsible for overseeing the management of GXS’s technical network operations and security, service delivery from the data centers, and all GXS facilities.  Mr. Swanlaw served as Vice President, Operations Support Services and Network Operations at Inovis.  He has more than 28 years of experience in the hosted B2B services business. Mr. Swanlaw’s early career included managing development and technical support at the Pacific Stock Exchange, where he was responsible for options trading systems.  In addition, he managed operations at a small retail goods import company and served in the United States Navy.  Mr. Swanlaw holds a degree in Computer Science from the College of Marin.

David Stanton has been the Chairman of the Board of Directors since 2002.  Mr. Stanton is a founding Partner of Francisco Partners and has been a Partner since its formation in August 1999.  Prior to founding Francisco Partners, Mr. Stanton led the technology investing activities of Texas Pacific Group, a private equity fund, from 1994 until August 1999.  Mr. Stanton also serves as a director of C-MAC Industries, Inc.

David Golob has been a Director since 2002.  Mr. Golob joined Francisco Partners as a Partner in September 2001.  From 1998 to 2000, Mr. Golob was a Managing Director with Tiger Management Corporation.  Mr. Golob also serves on the board of directors of Attachmate WRQ, Barracuda Networks, Inc. and City Index.

Gary Greenfield has been a Director since 2003 and served as the CEO of GXS from 2003 to 2007.  During the same period, he also served as an Operating Partner with Francisco Partners.  Mr. Greenfield is Chairman, President and Chief Executive Officer of Avid Technology, Inc., which he joined in 2007.  Mr. Greenfield serves on the Board of Directors of Avid, Novell, Inc. and Vocus, Inc.

John McKenna has been a Director since 2006.  Mr. McKenna is Chairman and Chief Executive Officer of ConvergeOne, LLC.  Prior to becoming CEO in August 2008, Mr. McKenna served for more than eight years as CEO of Siemens IT Solutions and Services, Inc. and as a member of the company’s North American Management Board.

Venkat Mohan has been a Director since 2002. Mr. Mohan is a General Partner at Norwest Venture Partners, which he joined in 2000.  Before joining Norwest Venture Partners, Mr. Mohan served for one year as President and Chief Operating Officer of OnDisplay, Inc.  Mr. Mohan also sits on the board of directors of Clairmail, Inc., The 41st Parameter, Inc., RiseSmart, Inc., TrustID and TimeBridge, Inc.  Norwest Venture Partners is one of the co-investors in our company.

Carl Wilson has been a Director since 2003.  He has been Executive Vice President and Chief Information Officer of Marriott International, Inc. since 1997.  Before joining Marriott International, Mr. Wilson served as Chief Information Officer and Vice President of Information Resources for Georgia-Pacific Corporation and before that as Senior Vice President of Management Information Services for the Food and International Retailing Sectors of Grand Metropolitan Plc.  Mr. Wilson also serves on the IBM Board of Advisors, the AT&T Executive Customer Advisory Council, the Oracle CIO Advisory Board and the Board of Directors of The Reader’s Digest Association, Inc.

Prescott Ashe has been a Director since the Merger.  Mr. Ashe has been a Managing Director of Golden Gate Capital since 2000, when he co-founded the firm.  Prior to joining Golden Gate Capital, Mr. Ashe was a Principal at Bain Capital, which he initially joined in 1991.  Prior to Bain Capital, Mr. Ashe was a consultant at Bain & Company.  Mr. Ashe holds a J.D. from Stanford Law School and a B.S. in Business Administration from the University of California at Berkeley (first in his class).

Kevin Genda has been a Director since the Merger.  He is a Senior Managing Director of Cerberus Capital Management, L.P. and the Vice Chairman of Ableco Finance LLC.  Prior to joining Cerberus and Ableco in 1995, Mr. Genda was Vice President for new business origination and evaluation at Foothill Capital Corporation.  Mr. Genda previously worked at Huntington Holdings, a leveraged buyout firm, and at The CIT Group/Business Credit, Inc.  He is a graduate of Yale University.

Board of Directors

We are a privately owned company.  Our Board of Directors currently consists of nine directors.  Our By-Laws provide that our Board of Directors shall consist of two directors or such other number as agreed by the board.  One member is appointed by and is a partner of Golden Gate Capital and one member is appointed by and is a partner of Cerberus Partners.  The remaining seven directors are appointed by Francisco Partners.

Our Board of Directors has established the following committees:

Executive Committee.  Except to the extent that its powers are limited by law, our articles of incorporation or bylaws or our Board of Directors, the Executive Committee has the same powers as our Board of Directors.  During the intervals between meetings of the Board of Directors, the executive committee may exercise all of the powers of the Board of Directors in the management and control of our business.  All action taken by the executive committee is required to be reported at the Board’s first meeting after the action is taken.  Members of our executive committee are Messrs. Stanton and Golob, with Mr. Stanton serving as chairman.

Audit Committee.  The audit committee reviews the services provided by our independent accountants and the independence of such accountants from management.  The audit committee also reviews the scope of the audit coverage and our annual financial statements and such other matters with respect to our accounting and auditing practices and procedures as are required by the audit committee’s charter or that the audit committee may find appropriate or as are brought to its attention.  As we are a privately owned company, none of the current members of the audit committee has been designated an “audit committee financial expert” as that term is used in the applicable SEC regulations.  However, the Board of Directors believes that each of the current members of the audit committee is qualified to address any issues that are likely to come before the committee, including the evaluation of our financial statements and supervision of our independent auditors.

While the audit committee has the powers and responsibilities set forth in its charter, it is not the responsibility of the audit committee to plan or conduct audits or to determine that our financial statements are complete and accurate or are in compliance with generally accepted accounting principles.  This responsibility falls to our management and our independent auditors.  Likewise, it is not the responsibility of our audit committee to conduct investigations, resolve disputes, if any, between management and our independent auditors or to assure compliance with laws and regulations or our legal and ethical compliance policies.  Because our common stock is not currently listed on a national securities exchange, we are not required to have an independent audit committee.  Members of our audit committee are Messrs. Mohan and Golob, with Mr. Golob serving as chairman.  All members of the audit committee are financially literate.

Compensation Committee.  The compensation committee is responsible for:

•
reviewing and recommending to our board of directors the adoption or amendment of the various compensation and benefit plans and programs maintained for our officers and other key employees, including any stock option or incentive compensation plans and approving the terms and conditions of awards under such plans;

•	reviewing and approving certain compensation and benefit arrangements for senior management;

•	reviewing and approving compensation for individuals holding the offices of Senior Vice President and above; and

•	reviewing and recommending to the Board of Directors for approval the compensation for our Chief Executive Officer.

The compensation committee also administers our compensation and benefit plans and programs, including our stock incentive plan and other long-term incentive plans.  Because our common stock is not currently listed on a national securities exchange, we are not required to have an independent compensation committee.  Members of our compensation committee are Messrs. Stanton, Golob, Mohan and Wilson, with Mr. Stanton serving as chairman.

Although, as noted above, the composition of our Board of Directors has been determined by the stockholders agreement, we believe that our directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure.  (See primarily the information discussed in each director’s biography set forth above under “Management.”)  Messrs. Stanton and Golob, as the representatives of our majority stockholder, Francisco Partners, L.P., a technology focused private equity firm, have been directors since Francisco Partners and its co-investors' acquisition of us from General Electric in 2002.  They have an extensive background in and knowledge of the business issues, challenges and opportunities facing growth companies in information technology, software and services and experience as directors of such companies.  Mr. Stanton is a founding partner of Francisco Partners and has been its managing partner since its formation in August 1999.  Mr. Stanton led the technology investing activities of Texas Pacific Group, a private equity fund, from 1994 until August 1999.  Previously, Mr. Stanton was a venture capitalist with Trinity Ventures and a strategy consultant with Bain & Company.  A partner with Francisco Partners since 2001, Mr. Golob formerly was managing director and co-head of the global technology group at Tiger Management, and previously was a private equity investor at General Atlantic Partners and Sutter Hill Ventures, where he focused on the software industry.  Mr. Golob was a management consultant with McKinsey & Company earlier in his career.

Mr. Ashe, as the representative of one of our principal shareholders, Golden Gate Capital, was previously a director of Inovis International.  Mr. Ashe has been a managing director of Golden Gate Capital since 2000, when he co-founded the firm.  Formerly Mr. Ashe was a principal at Bain Capital and a strategy consultant with Bain & Company.  Mr. Genda, as the representative of Cerberus Capital Management L.P., one of our other principal shareholders, also was previously a director of Inovis International.  He is a senior managing director of Cerberus Capital Management, L.P. and vice chairman of Ableco Finance LLC.  Prior to joining Cerberus and Ableco in 1995, Mr. Genda was vice president for new business origination and evaluation at Foothill Capital Corporation.  Mr. Genda previously worked at Huntington Holdings, a leveraged buyout firm, and at the CIT Group/Business Credit, Inc.

Mr. Greenfield is chairman, president and chief executive officer of Avid, Technologies, Inc., with diverse senior executive experience in high technology companies, including service from 2003 to 2007 as our chief executive officer.  During the same period, he also served as an operating partner with Francisco Partners.  From 2002 to 2003, Mr. Greenfield served as chief executive officer of Peregrine Systems, Inc., an infrastructure management software company, and prior to that, as president and chief executive officer of Merant PLC, a provider of software solutions for enterprise change management.  Mr. McKenna, chairman and chief executive officer of ConvergeOne, has over 20 years of senior executive experience in the information technology services industry, including 8 years as chief executive officer of Siemens IT Solutions and Services, Inc.  Mr. Mohan, general partner in Norwest Venture Partners, a co-investor with Francisco Partners, has more than 25 years of experience in company operations.  Before joining Norwest Venture Partners, Mr. Mohan served for several years as president and chief operating officer of OnDisplay, a leading provider of business-to-business infrastructure software and services.  From 1996 to 1999, Mr. Mohan also served as our vice president of Global Marketing and Business Development.  Mr. Segert, our president and chief executive officer since 2008, has broad and diverse experience in the information technology services industry.  Prior to joining GXS, Mr. Segert spent more than 10 years with EDS in various roles including chief marketing officer, general manager of U.S. Financial Services, vice president Global Financial Products, managing director Corporate Strategy and Planning, and managing director of Corporate Development.  Prior to EDS, Mr. Segert was a consultant for A.T. Kearney and worked as an engineer for Frito-Lay.  Mr. Wilson has extensive experience serving as chief information officer and in other senior information technology positions with Marriott International, Georgia Pacific Corporation and Grand Metropolitan plc.

Code of Ethics

We have adopted a Compliance Guide that includes a code of ethics and conduct and applies to all employees, including our Chief Executive Officer (principal executive officer), our Chief Financial Officer, (principal financial officer), our Senior Vice President, Finance and Treasurer (principal accounting officer), our Vice President and Global Controller and any other person performing similar functions.  The Compliance Guide and code of ethics and conduct is posted on our website at www.gxs.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with the S.E.C.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis provides information regarding certain aspects of our overall compensation philosophy and objectives and the elements of compensation paid to our named executive officers in 2010.  Our named executive officers for fiscal year 2010 were:

•	Robert Segert, President and Chief Executive Officer;

•	Gregg Clevenger, Executive Vice President and Chief Financial Officer effective November 15, 2010;

•	John Duvall, Senior Vice President, Chief Financial Officer and Treasurer until November 15, 2010, and Senior Vice President, Finance and Treasurer thereafter;

•	George Schulze, Senior Vice President, Global Sales;

•	Karl Salnoske, Executive Vice President, Service Delivery and Chief Information Officer; and

•	Steven Scala, Senior Vice President, Corporate Development.

Historical Compensation Program

As a private company, our compensation decisions relating to our executive officers have historically been based on the goal of achieving performance at levels necessary to provide meaningful returns to our equity sponsors.  To this end, our compensation decisions in 2010 were primarily aimed at recruiting, retaining, and motivating individuals who could help us meet and exceed our financial and operational objectives.

Philosophy and Objectives of Our Compensation Program

The Compensation Committee exercises authority over the compensation of our named executive officers and certain other executive officers of our company.  In developing a compensation program for our named executive officers, the Compensation Committee’s goal was to link compensation decisions to both corporate and individual performance, with a focus on achievement of corporate financial results, as well as rewarding the individual performance and accomplishments of our executive officers in light of their respective duties and responsibilities, the impact of their actions on our strategic initiatives, and their overall contribution to the culture, strategic direction, and performance of our company.

The guiding philosophy approved by the Compensation Committee is to provide a compensation program that will attract, motivate, reward and retain top quality executive leadership for our short-term and long-term success. To this end, the executive compensation program seeks to:

•	emphasize performance-based pay with significant upside potential for strong performance, as well as downside exposure for underperformance;

•	align the interests of senior management with the interests of our owners through the use of equity compensation;

•	motivate behaviors that increase the short and long-term financial performance of GXS; and

•	compete appropriately with other companies for talent by evaluating base salary and short and long-term incentive pay against the external marketplace.

Elements of 2010 Compensation

This section describes the various elements of our compensation program for our named executive officers in 2010, summarized in the table below, and why the Compensation Committee chose to include these elements of compensation in our compensation program.  As detailed below, our executive compensation program consists of three principal elements:

•
Base salary.  The purpose of base salary is to provide a fixed amount of cash compensation for each named executive officer that is not variable in nature and is generally competitive with market practice.  As discussed below, in setting base salaries the Compensation Committee is mindful of total compensation.  The Compensation Committee reviews annually and, as appropriate adjusts the base salaries of our named executive officers and other executive officers.

•
Performance-Based Annual Incentive Compensation.  The performance-based annual incentive compensation consists of an annual cash bonus award under our Management Bonus Plan for named executive officers and other executive officers, an annual plan approved by our board of directors.  The performance-based cash bonus awards are based on two components, company financial performance and individual performance.  For 2010, company performance was measured using revenue and Adjusted EBITDA targets, as reflected in our 2010 Financial Plan presented to and approved by the board of directors at the January 2010 board meeting.  After determining the level of funding of the executive bonus pool based on our company’s performance, a named executive officer’s target bonus can be adjusted up or down by up to 50 percent based on the named executive officer’s individual performance, with the exception of Mr. Segert whose bonus target can be adjusted up or down 25 percent.  The Compensation Committee reviews and, as appropriate, adjusts the targets and structure of the Management Bonus Plan annually.  Delivering a significant portion of total compensation to our named executive officers if the annual performance goals are met reflects one of the core objectives of our compensation program, pay-for-performance, which the Compensation Committee believes benefits the shareholders.  In 2010, the Compensation Committee approved 2010 annual bonus targets for our named executive officers as follows:  Mr. Segert - $250,000; Mr, Clevenger - $150,000 (prorated based on start date); Mr. Duvall - $125,000; Mr. Schulze - $200,000; Mr. Salnoske - $150,000 and Mr. Scala - $140,000.  The Compensation Committee also approved a special bonus target for Mr. Segert in the amount of $500,000 based on the Company exceeding a revenue goal.  Although Section 162(m) of the Code does not apply to us as a private company, the program was designed to comply with its requirements of tax deductibility of annual performance-based incentive compensation paid to our named executive officers.

•
Long-term Incentive Compensation.  Long-term equity awards, as well as Management Incentive Award Program payment levels for executive officers hired prior to our merger with Inovis, are typically granted or established when a named executive officer is hired.  The Compensation Committee reviews long-term equity compensation at least annually, and may make equity awards and adjust Management Incentive Award Program payment levels from time to time for retention, market or other purposes (see descriptions under “Stock Incentive Plans” and “Management Incentive Award Program” ).

In addition, our named executive officers participate in benefit programs in which all of our employees participate (based on standard criteria such as location, minimum length of service and hours worked per week).  We do not currently provide perquisites, defined benefit plans or other retirement benefits or deferred compensation, to executive officers.

In setting overall compensation for our named executive officers and other executive officers, the Compensation Committee review market information and considers other factors such as the executive’s experience, performance and responsibilities.  We seek to target “at market” compensation as within 15 percent of the 60th percentile for total cash compensation (base salary + bonus) and within 15 percent of the 60th percentile for long term incentives.  We consider individual factors such as experience, tenure and performance for acceptable compensation ranges.  We benchmark cash and equity compensation relative to market comparables.  Specifically, we:

•	use published survey sources;

•	match against high tech and information technology industries where possible;

•	match job descriptions based on at least an 80 percent match of the GXS job profile;

•	apply a premium or discount for differences in scope or responsibilities from job descriptions;

•	scope revenue size between ½ and 2 times our company’s revenue; and

•	analyze base salary, target bonus and long term incentives to 25th, 50th, 60th and 75th percentiles.

In late 2009 GXS engaged Mercer Consulting to assess the market compensation levels for 13 executive-level positions including, but not limited to, our then-named executive officers.  Mercer’s results were reported to our Compensation Committee for their consideration in reviewing executive compensation levels in 2010.   As part of its assessment, Mercer collected survey data from nationally published compensation surveys to benchmark compensation based on job function for the executive positions, including from the following survey sources:  2009 Culpepper Executive Compensation Survey, 2009 Mercer U.S. Global Premium Executive Remuneration Suite, 2009 Mercer Brazil Total Remuneration Survey (for the Brazil-based country manager), 2009 Wyatt Survey Report on Top Management Compensation and 2008 Gartner Information Technology Market Compensation Survey.  Mercer compared the job content from the survey job descriptions to the respective executive position roles and duties and, where applicable, used a premium or discount to account for differences in responsibility or scope between the survey job descriptions and GXS’ descriptions.  Mercer also used filters such as target size and industry to refine the data, for example, using a revenue range of one-half to two-times GXS’ then current annual revenue for most corporate executive positions, and updated survey results by a factor of 3 percent to bring current with April 1, 2010, GXS’ target date for any salary increases for executives.

These elements of our executive compensation are summarized as follows:

Element	Description	Function
Base Salary	Fixed cash compensation	Provides basic compensation at a level consistent with competitive practices; reflects role, responsibilities, skills, experience and performance.
Performance-Based Annual Incentive Compensation	Payable annually in cash under the Management Bonus Plan. A relatively small, advance payment is made in August based on first half company revenue and adjusted EBITDA results.	Motivates and rewards for achievement of annual company performance goals, with adjustment for individual performance.
Long-Term Incentive Compensation
Provides equity awards (options, restricted stock, restricted stock units, warrants, and other stock-based awards may be granted under the GXS Holdings, Inc. Stock Incentive Plan and/or the GXS Group, Inc. Long-Term Incentive Plan at the Compensation Committee’s discretion.)  The Compensation Committee has historically granted stock options under these Stock Incentive Plans (see description under “Stock Incentive Plans”).

Provides for participation in Management Incentive Award Program (see description under “Management Incentive Award Program”).

Motivates and rewards for financial performance over a sustained period; strengthens mutuality of interests between executives and shareholders; increases retention; rewards creation of shareholder value.

Benefits	401(k) plan, healthcare plan and other standard company benefit plans.	Provides market competitive savings and health and welfare benefit programs available to other employees based on standard eligibility criteria.
Executive Perquisites and Other Arrangements	We do not provide perquisites, defined benefit plan or other retirement benefits or deferred compensation.	Not applicable
Retention Incentive Payments	Authorized at the discretion of the Compensation Committee and payable upon specified conditions.	Creates additional means of retaining key executives in a competitive environment.
Special Bonus Payments in Connection with Inovis Merger	Authorized at the discretion of the Compensation Committee.	Rewards executive performance in connection with merger between GXS Holdings, Inc. and Inovis International, Inc.

Long-Term Equity Incentives

Stock Incentive Plans

The Compensation Committee believes that a portion of named executive officer compensation should be in the form of equity awards, to align further the long-term interests of named executive officers with those of our other shareholders and to be used as a retention tool.  Until the merger with Inovis, equity awards were made pursuant to the Stock Incentive Plan of our parent company, GXS Holdings (“Holdings Plan”).  The Holdings Plan provides for awards in the form of stock options, restricted stock and restricted stock units, warrants, and other stock-based awards.  The Holdings Plan reserved 18,836,364 shares of common stock of GXS Holdings, Inc. for issuance under that plan, with a plan termination in 2012.  In 2010, we granted 946,000 stock options under the Holdings Plan, including a grant award of 700,000 stock options to one of our named executive officers, Mr. Salnoske, in conjunction with the start of his employment.

Effective with the Inovis Merger, shares reserved and granted under the Holdings Plan were subject to a conversion into shares and grants in GXS Group, Inc. at a conversion rate of approximately 18 to 1 (or specifically 0.056022246 multiplied by the Holdings Plan option award quantity), and remain outstanding with their existing vesting schedules and expiration dates and subject to other terms of the Holdings Plan, which GXS Group, Inc. assumed upon the Merger.  Upon conversion, there were 1,055,255 shares of GXS Group, Inc. common stock reserved for issuance under the Holdings Plan.

Following the Merger, the board of directors of GXS Group in July 2010 unanimously approved and adopted the 2010 GXS Group, Inc. Long Term Incentive Plan (“Group LTIP”).  The Group LTIP reserves 14,000,000 shares of common stock of GXS Group, Inc. for issuance under that plan, with a plan termination date of July 28, 2020.  In 2010, we granted 6,545,015 stock options under the Group LTIP, including a grant award of 1,000,000 stock options to one of our named executive officers, Mr. Clevenger, in conjunction with the start of his employment.

Management Incentive Award Program

The Management Incentive Award Program is a cash incentive program initiated to reward and retain our named executive officers and other key executives.  The program’s award payments trigger only upon a liquidity event (an Initial Public Offering or a Change of Control as defined in the Management Incentive Award Program).  The award payments are based upon the achievement of a company equity value for GXS Holdings (equity value is defined in the Management Incentive Award Program as total capitalization less total debt).  Following the Inovis Merger, the Compensation Committee adjusted the equity valuation triggers in the Management Incentive Award Program to reflect the combined company and the resulting valuation, so that equity value must reach a threshold of $184.9 million to trigger a payment, and payments increase as equity value increases.  The award payments are capped at an equity value for GXS Holdings of $1,121.7 million.

As of December 31, 2010, the participants in the Management Incentive Award Program included Messrs. Segert, Duvall, Schulze, Salnoske, and Scala and two other senior executives.  Their individual payment amounts are based on the total number of common stock options held by the participant.  Awards granted to executives after February 1, 2007 vest over four years at a rate of 1/48 per month.  In the event of a Change of Control (as defined under the program), the amount that would otherwise become vested within the 12-month period following the date of the Change of Control shall become fully vested on the date of such Change of Control.  No senior executives hired after June 2, 2010 participate in the Management Incentive Award Program.  Instead, such executives receive option grants to provide meaningful incentive compensation for the executive and meaningful retention value for the Company.

The terms of the Management Incentive Award Program awards granted to Mr. Segert and Mr. Duvall provide that the awards shall vest in full upon termination of employment not for cause within 12 months following a change of control, as defined in the Holdings Plan.

401(k) Plan

Our U.S. domestic employees, including our named executive officers, are eligible to participate in a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code.   Prior to February 26, 2009, we matched certain contributions under the 401(k) Plan of up to 100% of the employee’s contribution of the first 3% of the employee’s salary, and 50% of the next 2% of salary, up to total matching contributions of 4% of the employee’s compensation.  On February 26, 2009, we discontinued matching contributions to the 401(k) Plan.  We reinstated matching contributions on April 1, 2010, at 100% of employee contributions up to the first 2% salary of the employee’s salary.

Employment Agreements and Letters with Our Named Executive Officers

We have entered into employment agreements or signed employment offer letters with each of our named executive officers.  Each such agreement or offer letter provides for an annual salary, target bonus, and customary employee benefits.  It also provides for options to purchase shares of common stock of GXS Holdings and participation in the Management Incentive Award Program, except for Mr. Clevenger, who received options to purchase shares of common stock in GXS Group and does not participate in the Management Incentive Award Program.  As a condition to receiving the options to purchase GXS Holdings or GXS Group common stock, our named executive officers are subject to non-competition and non-solicitation provisions during their period of employment and for a period of twelve months after termination, and are required to enter into a proprietary information and inventions agreement.

We have entered into employment agreements with Mr. Segert and Mr. Scala.  Mr. Segert’s employment agreement has no definite term, and may be terminated by Mr. Segert on 30 days’ notice and by our Company at any time.  It provides that Mr. Segert shall also be a member of the board of directors during the term of his employment.  Mr. Scala’s employment agreement provides for a term of two years, after which the agreement automatically renews for a period of one year, unless terminated by our Company on 30 days written notice prior to the renewal date.  Mr. Scala may terminate the agreement at any time on 30 days prior written notice.

The employment agreements provide that if we terminate Mr. Segert or Mr. Scala (as applicable) without cause, other than by reason of the executive’s death or disability, the terminated officer will receive:

•	a lump sum equal to:

•	earned but unpaid salary and accrued benefits; plus

•	an amount equal to:

•	a pro-rata portion of the executive’s most recent annual bonus based on the month of the executive’s termination; plus

•	a severance payment equal to the executive’s then-current annual salary and most recent bonus; and

•	accelerated vesting of the portion of the executive’s options that would have become vested within the twelve-month period following the date of termination.

Mr. Segert’s employment agreement provides that following termination (other than for cause), in the event that he elects COBRA continuation coverage, we will pay for a period of twelve months the same amount paid by our company toward health insurance premiums during his employment.  In addition, Mr. Segert’s employment agreement provides that in the event that he resigns for “Good Reason” (as defined in his employment agreement), he will be entitled to receive the same severance benefits to which he would be entitled if he were terminated by us without cause.

If we fail to renew Mr. Scala’s employment agreement at the end of the annual renewal term, he will receive:

•	a lump sum equal to earned but unpaid salary and accrued benefits; and

•	a severance payment equal to fifty percent, of the officer’s then-current annual salary and most recent bonus.

In addition, Mr. Scala’s employment agreement provides that upon the termination of employment without cause within twelve months of a change in control (as defined in his employment agreement) of our Company or GXS Holdings, or upon his death, Mr. Scala’s options vest in full.  GXS Holdings has the right under GXS Holdings’ stock incentive plan and the applicable stock option agreement, to repurchase the shares of common stock acquired upon exercise of options in accordance with the terms of the plan and the applicable award agreement.

Offer letters for our other named executive officers (i.e., Messrs. Clevenger, Duvall, Schulze and Salnoske) provide for employment at will.  The letters provide for termination payments of between nine and twelve months of base salary and pro-rated portion of the executive’s most recent annual bonus upon a termination of employment, other than for cause or resignation, except for Mr. Duvall, whose termination payments would be determined by the GXS severance policy.  If the executive is terminated without cause within 12 months following a change of control (as defined in the Stock Incentive Plans) there is accelerated vesting on the date of termination of that portion of the executive’s options that would have become vested and exercisable within 12 months of the termination date.  The offer letters may provide that, in the event of a change of control (as defined in the Stock Incentive Plans) in the event that the executive is not offered a comparable position of employment, such event will be deemed as a termination of employment without cause.

Post Termination of Employment Compensation

As discussed above, we have employment agreements and offer letters with certain of our named executive officers that provide for payments at, following, or in connection with certain terminations (including constructive termination) of the named executive officer.  Our board of directors also retains discretion to provide severance in a particular case and under general corporate policies applicable to employees.  Unvested stock options held by grantees, including those held by named executive officers, may vest upon a change in control or following a change in control, or upon termination of employment due to death or disability, as provided under the terms of the Stock Incentive Plans and the applicable award agreement.

2010 Compensation for Named Executive Officers

During 2010, we paid base salaries to each of our named executive officers as previously approved by the Compensation Committee.   In 2010, the Compensation Committee approved annual salary increases for Mr. Duvall and Mr. Scala in the amounts of $5,000 and $10,000 respectively.

In early 2010, we paid cash bonuses (which bonuses were based on 2009 performance and had been accrued in the 2009 financial results and reflect in the summary compensation table for 2009) to each of our named executive officers.  We also paid relatively small advances of the 2010 annual cash bonus under the Management Bonus Plan (i.e., mid-year cash bonuses) to each of our named executive officers at the time that reflected mid-year 2010 performance.  In early 2011, we paid each of our named executive officers their remaining 2010 annual cash bonuses based on the 2010 performance and which we accrued into the 2010 financial results and reflect within the summary compensation table for 2010.  The 2010 annual cash bonuses were paid at approximately 95% of target based on falling below the targeted revenue and EBITDA levels set in the 2010 Financial Plan.

Pursuant to the terms approved by our Compensation Committee in 2009, we paid a cash retention bonus of $50,000 in 2010 to one of our named executive officers, Mr. Schulze.  The Compensation Committee also awarded special bonuses in 2010 to recognize work in connection with the Merger to Messrs. Segert, Duvall, Salnoske and Scala in the amounts of $120,000, $25,000, $25,000 and $35,000, respectively.

During 2010, we made long-term incentive stock option grants to two of our named executive officers, Mr. Clevenger and Mr. Salnoske, who were hired in November 2010 and January 2010, respectively.

Following the Inovis Merger in June 2010, the Compensation Committee revised the equity valuation triggers in the Management Incentive Award Program for all participants to reflect the combined company and the resulting valuation, so that equity value of GXS Holdings must reach a threshold of $184.9 million to trigger any payment and provide for potential payments for each $100.0 million of incremental equity value created of approximately $1,882,100 to Mr. Segert, $360,673 to Mr. Duvall, $260,120 to Mr. Schulze, $404,657 to Mr. Salnoske and $533,884 to Mr. Scala, respectively, up to a maximum equity value of $1,121.7 million for GXS Holdings.

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2009 and 2010 by our named executive officers.  Our named executive officers include our President and Chief Executive Officer, our new Executive Vice President and Chief Financial Officer effective as of November 15, 2010, our former Chief Financial Officer and Treasurer who is now our Senior Vice President of Finance and Treasurer, and our three other most highly compensated executive officers for fiscal year 2010, who were serving as executive officers on December 31, 2010.

SUMMARY COMPENSATION TABLE
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($) (3)	Total ($)

Robert Segert	2010	498,402	357,750	–	–	–	–	1,140	857,292
President and Chief Executive Officer (4)	2009	507,987	218,103	–	–	–	–	4,207	730,297
Gregg Clevenger	2010	46,965	17,978	–	390,000	–	–	171	455,114
Executive Vice President & Chief Financial Officer (5)	2009	–	–	–	–	–	–	–	–
John Duvall	2010	253,035	114,156	–	–	–	–	3,881	371,072
Senior Vice President, Finance and Treasurer and former Chief Financial Officer (6)	2009	253,993	95,288	–	6,400	–	–	2,693	358,374
George Schulze	2010	323,962	297,260	–	–	–	–	3,233	624,455
Senior Vice President, Global Sales (7)	2009	330,192	177,870	–	–	–	–	6,185	514,247
Karl Salnoske	2010	328,754	189,048	–	22,400	–	–	7,622	547,824
Executive Vice President, Service Delivery and Chief Information Officer (8)	2009	–	–	–	–	–	–	–	–
Steven Scala	2010	286,773	214,739	–	–	–	–	2,605	504,117
Senior Vice President, Corporate Development (9)	2009	284,473	154,154	–	9,600	–	–	2,573	450,800

(1)
The bonus amounts represent the sum of cash payments for:  1) performance-based annual incentive compensation under the Management Bonus Plan which is earned and accrued in the calendar year but, other than a relatively small advance payment made in August based on mid-year performance, is paid in the first quarter of the subsequent year; and 2) any special bonuses paid during the calendar year.  All special bonuses are described in further detail (including amounts, year and description) in notes 4, 6, 7, 8 and 9 below.

(2)	The option award amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(3)	Other compensation includes amounts related to 401(k) matching contributions and imputed income for supplemental life insurance.

(4)	Mr. Segert’s 2010 bonus includes $120,000 in recognition of his work in connection with the closing of the Inovis merger.

(5)	Information for Mr. Clevenger is included for the period in 2010 beginning on November 15, 2010, the date he became an employee.

(6)	Mr. Duvall’s 2010 bonus includes $25,000 in recognition of his work in connection with the closing of the Inovis merger.

(7)	Mr. Schulze’s 2010 bonus includes $50,000 as a retention bonus.

(8)
Information for Mr. Salnoske is included for the period in 2010 beginning on January 25, 2010, the date he became an employee.  Mr. Salnoske’s 2010 bonus includes $25,000 in recognition of his work in connection with the closing of the Inovis merger.

(9)	Mr. Scala’s 2010 bonus includes $35,000 in recognition of his work in connection with the closing of the Inovis merger.

Grants of Plan-Based Awards

There were no grants of equity incentive plan or other stock awards to the named executive officers during the year ended December 31, 2010.  The following table sets forth information concerning grants of non-equity incentive awards under our Management Incentive Award Plan, as well as information concerning the number and value of stock option grants to our named executive officers for the year ended December 31, 2010.

GRANTS OF PLAN-BASED AWARDS
FOR THE YEAR ENDED DECEMBER 31, 2010

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)

Gregg Clevenger (2)	12/01/2010	–	–	–	–	–	–	–	1,000,000	1.26	390,000

Karl Salnoske (3)	02/01/2010	–	–	–	–	–	–	–	39,216	8.93	22,400
(4)	01/25/2010	–	–	3,790,500	–	–	–	–	–	–	–

(1)
The Company’s Management Incentive Award Program is a cash incentive program initiated to reward and retain our named executive officers and other key executives.  The Company has established an equity valuation threshold that must be achieved in order to trigger payments.  Payments then increase as equity valuation increases up to an established maximum equity value.  The Company does not establish a target equity value in connection with the award grant.  See a full description regarding the program and its potential award payments under “Management Incentive Award Plan”.

(2)
On December 1, 2010, Mr. Clevenger received an option award of 1,000,000 shares of GXS Group, Inc. under the new Group LTIP with an exercise price of $1.26 per share and a four year vesting period whereby 25% vests upon the first anniversary of the grant and 1/36 vests each month thereafter.  The grant date fair value of Mr. Clevenger’s award calculated in accordance with FASB ASC Topic 718 was $0.39 per share, or $390,000.

(3)
On February 1, 2010, Mr. Salnoske received an option award of 700,000 shares of GXS Holdings, Inc. under the Holdings Plan with an exercise price of $0.50 per share and a four year vesting period whereby 25% vests upon the first anniversary of the grant and 1/36 vests each month thereafter.  The grant date fair value of Mr. Salnoske’s award calculated in accordance with FASB ASC Topic 718 was $0.032 per share, or $22,400.  Upon the closing of the Inovis merger, Mr. Salnoske’s option award was converted from GXS Holdings, Inc. stock to GXS Group, Inc. stock using a conversion rate of approximately 18 to 1 (or specifically 0.056022246 multiplied by the prior Holdings Plan option award quantity) and the option award exercise price was converted from $0.50 per share to $8.93 per share.  The vesting period, expiration date and other terms remain unchanged.

(4)
On January 25, 2010, Mr. Salnoske became a participant in the Management Incentive Award Program which is fully described under “Management Incentive Award Program”.  On June 2, 2010, in conjunction with the Inovis merger, Mr. Salnoske’s equity valuation triggers were adjusted, consistent with the other named executive officers who became participants in the program in previous years, to reflect the combined company and resulting valuations.  The adjustment was in line with the plan provisions and did not constitute a new grant.  While the Company does not establish a "target" in connection with the grant of these awards, only threshold and maximum equity values, the mid-point award value for Mr. Salnoske would equal $1,693,195.

Outstanding Equity Awards

The following table sets forth certain information concerning the number and value of any outstanding unexercised option awards and unvested or unearned stock awards held by our named executive officers at December 31, 2010.  There was no public market for the Company’s common stock as of December 31, 2010.

OUTSTANDING EQUITY AWARDS
AT DECEMBER 31, 2010

		Option Awards						Stock Awards
										Equity Incentive Plan Awards
		Number of Securities Underlying Unexercised Options (#) (3)						Shares or Units of Stock That Have Not Vested		Unearned Shares, Units or Other Rights That Have Not Vested
Name	Grant Date	Exercisable	Unexercisable	Unearned	Option Exercise Price ($)	Vesting Period (Years)	Option Expiration Date	Number (#)	Market Value ($)	Number (#)	Market or Payout Value ($)

Robert Segert	01/01/2008	130,290	43,430	–	8.93	4(1)	01/01/2018	–	–	–	–

Gregg Clevenger	12/1/2010	–	1,000,000	–	1.26	4(1)	12/1/2020	–	–	–	–

John Duvall	10/12/2009	3,268	7,936	–	8.93	4(1)	10/12/2019	–	–	–	–
	2/13/2007	14,657	637	–	8.93	4(1)	2/13/2017	–	–	–	–
	9/27/2002	6,366	–	–	8.93	7(2)	9/27/2012	–	–	–	–

George Schulze	12/1/2008	6,303	6,303	–	8.93	4(1)	12/1/2018	–	–	–	–
	2/28/2005	12,605	–	–	8.93	4(1)	2/28/2015	–	–	–	–

Karl Salnoske	2/1/2010	–	39,216	–	8.93	4(1)	2/1/2020	–	–	–	–

Steven Scala	10/12/2009	4,902	11,905	–	8.93	4(1)	10/12/2019	–	–	–	–
	9/27/2002	31,830	–	–	8.93	7(2)	9/27/2012	–	–	–	–

(1)	Four-year vesting options vest with respect to 25% of the shares underlying the option on the first anniversary of the grant date and 1/36 each month thereafter.

(2)
Seven-year vesting options have a 60% tranche vesting beginning on the first anniversary of the grant date with 25% of that vested immediately, and the balance of such tranche vesting 1/36 each month thereafter.  On each anniversary beginning on the second anniversary of the grant date, a tranche of 10% vests 1/36 each month thereafter.

(3)
Exercisable and unexercisable options held by Messrs. Segert, Duvall, Schulze, Salnoske and Scala were converted from old Holdings Plan option awards to the new Group LTIP option awards after the Inovis merger using a conversion rate of approximately 18 to 1 (or specifically 0.056022246 multiplied by the prior Holdings Plan option award quantities) and the option award exercise price was converted from $0.50 per share to $8.93 per share.  The vesting period, expiration dates and terms of each option remained unchanged.  Mr. Clevenger’s option awards were granted after the Inovis merger under the new Group LTIP option award exercise price of $1.26 per share and did not require conversion.

Option Exercises and Stock Vested

There were no option awards exercised by the named executive officers or any stock awards that vested for the named executive officers during the year ended December 31, 2010.

Pension Benefits

The Company does not maintain a defined benefit pension plan in the United States and none of the named executive officers receive any pension benefits from the Company.

Non-qualified Deferred Compensation

The Company does not maintain any non-qualified deferred compensation programs for the named executive officers.

Potential Payments Upon Termination or Change in Control

Upon termination of employment, the named executive officers may receive payments under their employment agreements or Company policies, as applicable, which are described in detail in the section entitled “Employment Agreements and Letters with Our Named Executive Officers”.

The following tables show, hypothetically, what each of the current named executive officers would receive upon termination of employment under varying circumstances, assuming such termination occurred on December 31, 2010.  However, these tables do not take into account all of the restrictions and other provisions of relevant employment agreements described under “Employment Agreements and Letters with Our Named Executive Officers”.  These tables do not represent guarantees to any named executive officer that he will receive the amounts set forth.

BENEFITS AND PAYMENTS UPON TERMINATION
AT DECEMBER 31, 2010

Name	Resignation Without Good Cause ($)	Resignation With Good Cause ($)	Involuntary Termination Without Cause Following a Change of Control ($)	Death or Disability ($)	Termination for Cause ($)	Termination without Cause ($)
Robert Segert
Accrued Vacation (1)	38,461	38,461	38,461	–	38,461	38,461
Accrued Bonus (2) (3)	187,750	187,750	187,750	–	187,750	187,750
Severance (4)	–	737,750	737,750	–	–	737,750
Vested Shares and Options (5)	–	–	–	–	–	–
Medical Benefits (6) (7)	–	12,775	12,775	7,257	–	12,775
Total	226,211	976,736	976,736	7,257	226,211	976,736

(1)	160 hours of accrued unused vacation multiplied by $240.38 per hour.
(2)
For resignation without good cause and termination for cause - paid in accordance with the statutory requirements of Maryland (based on 20% of current year business results if employee left after June 30 but before December 31; after December 31st based on business results of previous year and determination of the board).

(3)	Pro-rata portion of most recent year’s bonus of $237,750 minus any payment made for current year of $50,000.
(4)	Current annual salary of $500,000 plus 100% of the most recent year’s (2010) management bonus of $237,750.
(5)	Value of stock options is zero as there is no public market for GXS shares at this time.
(6)	Employer cost of 12 months of subsidized COBRA.
(7)
In the event of death, six months fully subsidized COBRA for the family paid by the Company.  In the event of long term disability, nine months partially subsidized COBRA paid by the Company in an amount equal to $6,999.

Name	Resignation Without Good Cause ($)	Resignation With Good Cause ($)	Resignation With Good Cause or Termination Without Cause Following a Change of Control ($)	Death or Disability ($)	Termination for Cause ($)	Termination without Cause ($)
Gregg Clevenger
Accrued Vacation (1)	3,110	3,110	3,110	–	3,110	3,110
Accrued Bonus (2)	17,978	17,978	17,978	–	17,978	17,978
Severance (3)	–	–	367,978	–	–	367,978
Vested Shares and Options (4)	–	–	–	–	–	–
Medical Benefits (5) (6)	–	–	12,775	7,257	–	12,775
Total	21,088	21,088	401,841	7,257	21,088	401,841

(1)	18.48 hours of vacation accrued but unused multiplied by $168.27 per hour.
(2)
Paid in accordance with the statutory requirements of Maryland (based on 20% of current year business results if employee left after June 30 but before December 31; after December 31 based on previous year business results and determination of the board).

(3)	Current annual salary of $350,000 plus 100% of the most recent year’s (2010) bonus of $17,978.
(4)	Value of stock options is zero as there is no public market for GXS shares at this time.
(5)	Employer cost of 12 months of subsidized COBRA.
(6)
In the event of death, six months fully subsidized COBRA for the family paid by the Company.  In the event of long term disability, nine months partially subsidized COBRA paid by the Company in an amount equal to $6,999.

Name	Resignation Without Good Cause ($)	Resignation With Good Cause ($)	Termination Without Cause Following a Change of Control ($)	Death or Disability ($)	Termination for Cause ($)	Termination without Cause ($)
John Duvall
Accrued Vacation (1)	29,424	29,424	29,424	–	29,424	29,424
Notice Period (2)	–	–	58,658	–	–	58,658
Accrued Bonus (3)	64,156	64,156	64,156	–	64,156	64,156
Severance (4)	–	–	157,644	–	–	157,644
Vested Shares and Options (5)	–	–	–	–	–	–
Medical Benefits (6) (7)	–	–	4,666	7,257	–	4,666
Total	93,579	93,579	314,547	7,257	93,579	314,547

(1)	240 hours of earned but unused vacation multiplied by $122.60 per hour.
(2)	Twelve weeks pay at $4,888.17 per week consistent with Notice period policy in force for all pre-2005 hires.
(3)
Paid in accordance with the statutory requirements of Maryland (based on 20% of current year business results if employee left after June 30 but before December 31; after December 31 based on previous year business results and determination of the board).

(4)	32.25 weeks of pay at $4,888.17 per week based on years of service.
(5)	Value of stock options is zero as there is no public market for GXS shares at this time.
(6)	Employer cost of six months of subsidized COBRA.
(7)
In the event of death, six months fully subsidized COBRA for the family paid by the Company.  In the event of long term disability, nine months partially subsidized COBRA paid by the Company in an amount equal to $6,999.

Name	Resignation Without Good Cause ($)	Resignation With Good Cause ($)	Resignation With Good Cause or Termination Without Cause Following a Change of Control ($)	Death or Disability ($)	Termination for Cause ($)	Termination without Cause ($)
George Schulze
Accrued Vacation (1)	18,125	18,125	18,125	–	18,125	18,125
Accrued Bonus (2)	207,260	207,260	207,260	–	207,260	207,260
Severance (3)	–	–	429,195	–	–	429,195
Vested Shares and Options (4)	–	–	–	–	–	–
Medical Benefits (5) (6)	–	–	8,277	7,257	–	8,277
Total	225,385	225,385	662,857	7,257	225,385	662,857

(1)	116 hours of earned but unused vacation multiplied by $156.25 per hour.
(2)
Paid in accordance with the statutory requirements of Maryland (based on 20% of current year business results if employee left after June 30 but before December 31; after December 31 based on previous year business results and determination of the board).

(3)	Nine months of salary of $243,750 plus nine months of most recent year’s (2010) bonus of $185,445.
(4)	Value of stock options is zero as there is no public market for GXS shares at this time.
(5)	Employer cost of nine months of subsidized COBRA.
(6)
In the event of death, six months fully subsidized COBRA for the family paid by the Company.  In the event of long term disability, nine months partially subsidized COBRA paid by the Company in an amount equal to $6,999.

Name	Resignation Without Good Cause ($)	Resignation With Good Cause ($)	Resignation With Good Cause or Termination Without Cause Following a Change of Control ($)	Death or Disability ($)	Termination for Cause ($)	Termination without Cause ($)
Karl Salnoske
Accrued Vacation (1)	18,658	18,658	18,658	–	18,658	18,658
Accrued Bonus (2)	134,048	134,048	134,048	–	134,048	134,048
Severance (3)	–	–	350,000	–	–	350,000
Vested Shares and Options (4)	–	–	–	–	–	–
Medical Benefits (5) (6)	–	–	–	–	–	–
Total	152,706	152,706	502,706	–	152,706	502,706

(1)	110.88 hours of earned but unused vacation multiplied by $168.27 per hour.
(2)
Paid in accordance with the statutory requirements of Maryland (based on 20% of current year business results if employee left after June 30 but before December 31; after December 31 based on previous year business results and determination of the board).

(3)	Annual salary of $350,000 and pro rata portion of prior year (2009) bonus of zero.
(4)	Value of stock options is zero as there is no public market for GXS shares at this time.
(5)	Would be eligible for continuation of medical, dental, vision benefits for one year- at the current employee rate being paid but the executive is not currently enrolled in our benefits plan.
(6)
Would be eligible for six months of fully paid COBRA, but the executive is not currently enrolled in our benefits plan.  In the event of disability, would be eligible for nine months of subsidized COBRA paid by the Company but the executive is not currently enrolled in our benefits plan.

Name	Resignation Without Good Cause ($)	Resignation With Good Cause ($)	Involuntary Termination Without Cause Following a Change of Control ($)	Death or Disability ($)	Termination for Cause ($)	Termination without Cause ($)
Steven Scala (1)
Accrued Vacation (2)	18,962	18,962	18,962	18,962	18,962	18,962
Accrued Bonus (3) (4)	151,739	151,739	151,739	151,739	151,739	151,739
Severance (5)	–	–	469,739	–	–	469,739
Vested Shares and Options (6)	–	–	–	–	–	–
Medical Benefits (7) (8)	–	–	4,541	7,062	–	4,541
Total	170,701	170,701	644,981	177,763	170,701	644,981

(1)
Mr. Scala’s employment agreement also provides for alternative payments for benefits calculated similar to the other termination categories should we fail to renew his employment agreement at the end of the annual renewal term. These alternative payments include: accrued vacation of $18,962; accrued bonus of $151,739; severance of $234,870 (which is 50% of annual salary and 50% of most recent year’s (2010) bonus); vested shares and options of zero; and medical benefits of $4,541 representing employer cost of six months subsidized COBRA; for a total of $410,112.

(2)	136 hours of accrued but unused vacation multiplied by $139.42 per hour.
(3)
Paid in accordance with the statutory requirements of Maryland (based on 20% of business results if employee left after June 30 but before December 31; after December 31 based on previous year business results and determination of the board) for resignation without good cause, resignation with good cause, and termination with cause.

(4)
Pro-rata portion of most recent year’s (2010) bonus of $179,739 minus payment made for current year of $28,000 for the following termination categories: termination without cause or involuntary termination without cause following a change of control.

(5)	100% of annual salary of $290,000 and 100% of most recent year’s (2010) bonus of $179,739.
(6)	Value of stock options is zero as there is no public market for GXS shares at this time.
(7)	Employer cost of six months of subsidized COBRA.
(8)
In the event of death, six months fully subsidized COBRA for the family paid by the Company.  In the event of long term disability, nine months partially subsidized COBRA paid by the Company in an amount equal to $6,811.

Director Compensation

We do not compensate directors who are directly or indirectly affiliated with our principal investors for their service on our board of directors, or any committee of our board of directors.  In connection with the Inovis merger, effective as of November 30, 2010, the Compensation Committee cancelled a grant of stock appreciation rights to Gary Greenfield dated July 31, 2008 and issued to him a new grant of stock appreciation rights.  Mr. Greenfield is appointed to our board of directors by Francisco Partners, one of our principal investors.  The new grant of stock appreciation rights received by Mr. Greenfield was in consideration of his past service to the Company as our chief executive officer and to replace the prior stock appreciation rights grant.

We currently have two directors who are considered independent or outside directors, as they are neither directly nor indirectly affiliated with our principal investors.  These directors earn fees for their board and committee service and are reimbursed for travel and other out-of-pocket expenses related to their board service.  During 2010, the Compensation Committee approved increases for the outside directors’ attendance and participation at board and committee meetings.  Board meeting fees were increased from $5,000 to $7,500 per meeting and committee meeting fees were increased from $1,000 to $2,000 per meeting.

The following table summarizes the compensation earned by each independent or outside director during the year ended December 31, 2010.

DIRECTOR COMPENSATION
FOR THE YEAR ENDED DECEMBER 31, 2010

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John McKenna (2)	20,000	–	11,700	–	–	–	31,700
Carl Wilson (3)	29,000	–	11,700	–	–	–	40,700

(1)
The option award amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The amounts disclosed in this column do not include the grant of stock appreciation rights to Mr. Greenfield on November 30, 2010 in recognition of his past service to the Company as it replaces the prior stock appreciation rights grant.

(2)
On October 1, 2010, Mr. McKenna received an option award of 30,000 shares of GXS Group, Inc. under the new Group LTIP with an exercise price of $1.26 per share and a four year vesting period whereby 25% vests upon the first anniversary of the grant and 1/36 vests each month thereafter.  The grant date fair value of Mr. McKenna’s award was $0.39 per share, or $11,700.

(3)
On October 1, 2010, Mr. Wilson received an option award of 30,000 shares of GXS Group, Inc. under the new Group LTIP with an exercise price of $1.26 per share and a four year vesting period whereby 25% vests upon the first anniversary of the grant and 1/36 vests each month thereafter.  The grant date fair value of Mr. Wilson’s award was $0.39 per share, or $11,700.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

There are no compensation plans under which the Company’s common stock is authorized for issuance.  As set forth below, the Group LTIP includes shares reserved for issuance subject to approval by our board of directors.  The following table summarizes information relating to equity compensation plans of the Company pursuant to which grants of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock units, and other stock-based awards or other rights to acquire shares may be granted from time to time.

EQUITY COMPENSATION PLANS
AS OF DECEMBER 31, 2010

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (#) (c)
Equity Compensation Plans Approved by the Stockholders:
GXS Group, Inc. common stock:
GXS Holdings, Inc. common stock options issued under the Holdings Plan and assumed by GXS Group upon Merger to convert to GXS Group, Inc. common stock when exercised (1)	622,638	8.93	–
GXS Group, Inc. common stock options issued under the Group LTIP	6,047,915	1.26	7,952,085

Equity Compensation Plans Not Approved by the Stockholders	–	–	–

Total	6,670,553		7,952,085

(1)
Upon the completion of the Inovis merger, the former GXS Holdings, Inc. common stock options awarded under the Holdings Plan were assumed by GXS Group and were converted from old Holdings Plan option awards to the new GXS Group, Inc. common stock options awarded under the Group LTIP using a conversion rate of approximately 18 to 1 (or specifically 0.056022246 multiplied by the prior Holdings Plan option awards) and the option award exercise price was converted from $0.50 per share to $8.93 per share.  The vesting period, expiration dates and terms were unchanged.

At the time of the conversion, there were a total of 1,055,255 shares available for issuance of which 642,372 shares were subject to outstanding options or were otherwise already issued.  However, none of the unawarded shares under the Holdings Plan are available for future issuance.  All future awards will be granted under the Group LTIP.  As of December 31, 2010, the number of outstanding options that were initially granted under the Holdings Plan was 622,638 and the number will continue to decrease as the options are exercised, expire or are forfeited by terminating employees.

Directors, Executive Officers and Principal Shareholders

GXS Group, Inc. (formerly known as Griris Holding Company Inc.) owns 100% of GXS Holdings, Inc., which owns 100% of our issued and outstanding common stock.  The following table sets forth information regarding the beneficial ownership of the voting capital stock of GXS Group as of December 31, 2010, by:

•	the stockholders we know to be beneficial owners of more than five percent of the outstanding shares of GXS Group voting stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

The table shows the beneficial ownership of the parties listed as of December 31, 2010.  Unless otherwise indicated, we believe that each of the stockholders listed has sole voting and investment power with respect to their beneficially owned shares of common stock.  The percentages reflect beneficial ownership as determined under Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and are based on 105,179,041 shares of common stock outstanding as of December 31, 2010, and 2,000,000 shares of Series A Preferred Stock (which were convertible into 82,059,776.47 shares of common stock), outstanding as of December 31, 2010, and 465,289 options outstanding as of December 31, 2010 with respect to shares of common stock exercisable on or within 60 days of December 31, 2010.  Unless otherwise set forth below, the address of the listed stockholders is c/o GXS Group, Inc., 9711 Washingtonian Boulevard, Gaithersburg, Maryland 20878.

BENEFICIAL OWNERSHIP
AS OF DECEMBER 31, 2010
Name	Number of Shares of Common Stock Beneficially Owned	Percent of Class	Number of Shares of Series A Preferred Stock Beneficially Owned	Percent of Class
Five Percent Stockholders:
Francisco Partners, L.P. (1)	127,795,849.85	79.0%	1,368,351.40	68.4%
One Letterman Drive - Building C - Suite 410 San Francisco, CA 94129
Funds managed by Golden Gate Capital Management, LLC (2)	22,161,530.94	19.2%	235,392.76	11.8%
One Embarcadero Center, 39th Floor San Francisco, CA 94111
Cerberus Institutional Partners (America), L.P., Cerberus Institutional Partners, L.P. (3)	22,161,530.94	19.2%	235,392.76	11.8%
299 Park Avenue New York, NY 10171
Directors:
Preston Ashe (2)	—	—	—	—
Kevin Genda (3)	—	—	—	—
David Golob (1)	—	—	—	—
Gary Greenfield	—	—	—	—
John McKenna (4)	2,539	*	—	—
Venkat Mohan (5)	2,801	*	—	—
David Stanton (1)	—	—	—	—
Carl Wilson (6)	3,502	*	—	—
Executive Officers:
Gregg Clevenger	—	—	—	—
John Duvall (7)	25,395	*	—	—
Miguel Garcia	—	—	—	—
George Hall	—	—	—	—
Richard Nash (8)	12,255	*	—	—
Bobby Patrick (9)	37,432	*	—	—
Karl Salnoske (10)	9,804	*	—	—
Steven Scala (11)	37,432	*	—	—
George Schulze (12)	19,433	*	—	—
Robert Segert (13)	133,909	*	—	—
David Swanlaw	—	—	—	—
All directors and executive officers as a group (19 persons)	284,502	*	—	—

*	Less than one percent (1%) beneficial ownership.

(1)
Francisco Partners, L.P. indirectly holds all of its voting stock through Global Acquisition LLC. As the managing member of Global Acquisition LLC, Francisco Partners, L.P. exercises voting and dispositive power over the shares of GXS Group voting stock held by Global Acquisition LLC. David Stanton and David Golob are partners of Francisco Partners, L.P. and, as a result, may be deemed to have or share beneficial ownership of the GXS Group voting stock held by these entities. Messrs. Stanton and Golob disclaim beneficial ownership of all such shares of GXS Group voting stock.

(2)
Golden Gate Capital holds all of its voting stock through CCG Investment Fund, L.P., CCG Associates-QP, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC – Series A, CCG AV, LLC – Series C, and CCG CI, LLC (collectively, the "Golden Gate Entities"), each of which is a fund controlled by Golden Gate Capital Management, LLC, a Delaware limited liability company ("GGC Management").  Mr. Ashe is a managing director of GGC Management and may be deemed to be the beneficial owner of shares owned by the Golden Gate Entities.  Each of GGC Management and Mr. Ashe disclaims beneficial ownership of any securities owned by the Golden Gate Entities except, in each case, to the extent of their pecuniary interest therein.

(3)
The general partner of Cerberus Institutional Partners (America), L.P. is Cerberus International Associates (America), LLC.  The general partner of Cerberus Institutional Partners, L.P. (together with Cerberus Institutional Partners (America), L.P., the "Cerberus Entities") is Cerberus Institutional Associates, LLC. (together with Cerberus International Associates (America), LLC, the "Cerberus General Partners").  Kevin Genda is the managing member of each of the Cerberus General Partners and, as such, exercises sole voting and investment authority over the securities held by Cerberus Entities.  Mr. Genda disclaims beneficial ownership of the shares of our securities held by the Cerberus Entities except to the extent of his pecuniary interest therein.

(4)	Includes beneficial ownership of 2,539 shares of common stock for which Mr. McKenna holds options exercisable on or within 60 days of December 31, 2010

(5)
Includes beneficial ownership of 2,801 shares of common stock for which Mr. Mohan holds options exercisable on or within 60 days of December 31, 2010.   Mr. Mohan is a Partner at Norwest Venture Partners, which is a co-investor with Francisco Partners, L.P. in Global Acquisition LLC.

(6)	Includes beneficial ownership of 3,502 shares of common stock for which Mr. Wilson holds options exercisable on or within 60 days of December 31, 2010

(7)	Includes beneficial ownership of 25,395 shares of common stock for which Mr. Duvall holds options exercisable on or within 60 days of December 31, 2010

(8)	Includes beneficial ownership of 12,255 shares of common stock for which Mr. Nash holds options exercisable on or within 60 days of December 31, 2010

(9)	Includes beneficial ownership of 37,432 shares of common stock for which Mr. Patrick holds options exercisable on or within 60 days of December 31, 2010

(10)	Includes beneficial ownership of 9,804 shares of common stock for which Mr. Salnoske holds options exercisable on or within 60 days of December 31, 2010

(11)	Includes beneficial ownership of 37,432 shares of common stock for which Mr. Scala holds options exercisable on or within 60 days of December 31, 2010

(12)	Includes beneficial ownership of 19,433 shares of common stock for which Mr. Schulze holds options exercisable on or within 60 days of December 31, 2010

(13)	Includes beneficial ownership of 133,909 shares of common stock for which Mr. Segert holds options exercisable on or within 60 days of December 31, 2010

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Monitoring Agreement

In 2002, we entered into a monitoring agreement (the “Monitoring Agreement”) with Francisco Partners pursuant to which we agreed to pay Francisco Partners an annual fee of $2.0 million for certain advisory and support services and to reimburse Francisco Partners for its reasonable out of pocket expenses incurred in connection with the provision of such services.  We recognized an expense related to the fee of $2.0 million for each of the years ended December 31, 2008 and 2009, and $833,000 for the period January 1, 2010 through June 2, 2010, the date of the Merger.   In 2006, Francisco Partners waived the payment of $8.5 million of fees earned through December 31, 2006.  In 2008, Francisco Partners waived an additional $4.0 million of fees earned through December 31, 2008.  In 2009, Francisco Partners waived an additional $2.0 million of fees earned through December 31, 2009.  In 2010, Francisco Partners waived an additional $833,000 of fees earned through June 2, 2010, the date of the Merger.  We reimbursed Francisco Partners for incurred expenses of $82,000, $59,000 and $103,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

Management Agreement

We paid Francisco Partners an advisory fee of $3.0 million prior to the closing of the Merger.  Upon consummation of the Merger, we terminated the Monitoring Agreement and GXS Group entered into a new management agreement (the “Management Agreement”) pursuant to which GXS Group agreed to pay an annual fee of $4.0 million to Francisco Partners, Golden Gate Capital and Cerberus Partners in exchange for the monitoring, management, business strategy, consulting and financial services.  Pursuant to this new agreement, we are required to pay $4.0 million in fees per year and we recognized an expense related to the fee of $4.0 million for the period June 2, 2010 through December 31, 2010.  We paid Francisco Partners $2.9 million toward the annual fee on December 22, 2010 and the remaining fee amount of $1.1 million was reflected as an accrued expense and other current liability as of December 31, 2010.  Francisco Partners, Golden Gate Capital and Cerberus Partners will share the $4.0 million annual fee among themselves.

Stockholders Agreement

Upon consummation of the Merger, GXS Group entered into a stockholders agreement with certain of the Inovis and GXS Holdings stockholders and certain other parties named therein.  The stockholders agreement provides for corporate governance, and includes customary preemptive rights, transfer restrictions and registration rights relating to the shares of GXS Group and related matters.

GXS Group’s board of directors consists of nine members.  Our board of directors has a similar composition. Under the stockholders agreement, these nine members are designated as follows:

•
Francisco Partners has the right to designate seven members, who are currently David Stanton, David Golob, Venkat Mohan, Carl Wilson, John McKenna, Gary Greenfield, and Robert Segert, who is also our current President and Chief Executive Officer;

•
until such time as it transfers more than 50% of the GXS Group securities issued to it at consummation of the Merger, Golden Gate Capital has the right to designate one member, who is currently Prescott Ashe; and

•	until such time as it transfers more than 50% of the GXS Group securities issued to it at consummation of the Merger, Cerberus has the right to designate one member, who is currently Kevin Genda.

The consent of either of Golden Gate Capital or Cerberus will be required for GXS Group to: (i) enter into any contract with an affiliate of GXS Group (excluding the management agreement referred to above, the contracts and arrangements provided for in the stockholders agreement and ordinary course commercial transactions on arm’s length terms), (ii) during the two year period following the date of the stockholders agreement, authorize or issue shares or share equivalents to directors, officers and employees of the GXS Group and its subsidiaries in excess of a specified amount (excluding certain securities); (iii) pay any compensation (excluding reimbursement of travel and lodging expenses incurred to attend board or committee meetings) to directors, in their capacity as such; (iv) make any material change in accounting methods, except as is required by law or GXS Group’s independent accountants or generally accepted accounting principles; or (v) voluntarily change its accounting firm to a non-big four accounting firm.

Service Agreement

We have a service agreement that includes minimum contractual payments for technology services with Mentora Group, Inc. (“Mentora”), a software functional and performance testing and hosting services company.  Prior to the Merger, Inovis had entered into various agreements with Mentora for managed application hosting services and infrastructure services associated with its primary and back-up data centers.  Jim Eberle, a former Senior Vice President of GXS during 2010 and former Chief Operating Officer of Inovis, is an investor in Mentora.  He was formerly the Chairman of the Board and Chief Executive Officer of Mentora.  During the years ended December 31, 2008 and 2009, and the period January 1, 2010 through June 2, 2010, Inovis paid $1.1 million, $2.0 million and $1.1 million, respectively, to Mentora for services and equipment.  Subsequent to the merger with Inovis, GXS paid $1.4 million to Mentora for services and equipment during the period June 2, 2010 through December 31, 2010.

ITEM 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and 2010, together with fees for audit-related services, tax services and all other services rendered by KPMG LLP during the years ended December 31, 2009 and 2010.  Audit-related services consist principally of audits of employee benefit plans and other entities related to the Company (e.g., international statutory audits).  Tax services consist principally of tax compliance, planning and advisory services, sales and use tax recovery assistance, tax due diligence assistance and tax examination assistance.  All other fees consists primarily of non-tax advisory services such as financial due diligence reviews.

	Years ended December 31,
	2009	2010
Audit fees	$1,904	$1,465
Audit-related fees	60	293
Tax fees	425	225
All other fees	—	580

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, the GXS audit committee has adopted a policy to preapprove services to be provided by our independent registered public accounting firm prior to commencement of the specified service.  The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by the Executive Vice President & Chief Financial Officer or the Senior Vice President, Finance and Treasurer of GXS, and the audit committee chairman executes engagement letters from our independent registered public accounting firm following approval by audit committee members, or the designated member of the audit committee.  All services performed by KPMG LLP during 2009 and 2010 were pre-approved by the audit committee.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

 (a)(1)  Financial Statements

The following financial statements are included in this Annual Report on Form 10-K:

(a)(2)  Financial Statement Schedules

The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2009 and 2010	S-1

(a)(3)  Exhibits

The exhibits that are incorporated by reference in this Annual Report on Form 10-K, or are filed with this Annual Report on Form 10-K, are listed in the List of Exhibits following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GXS Worldwide, Inc. (the “Registrant”)

		By:	/s/ Robert Segert
Robert Segert
Dated:	March 31, 2011		Director, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Robert Segert	Director, President & Chief Executive Officer	March 31, 2011
Robert Segert	(Principal Executive Officer)

/s/ Gregg Clevenger	Executive Vice President & Chief Financial Officer	March 31, 2011
Gregg Clevenger	(Principal Financial Officer)

/s/ John Duvall	Senior Vice President, Finance and Treasurer	March 31, 2011
John Duvall	(Principal Accounting Officer)

/s/ David Stanton	Chairman and Director	March 31, 2011
David Stanton

/s/ Prescott Ashe	Director	March 31, 2011
Prescott Ashe

/s/ Kevin Genda	Director	March 31, 2011
Kevin Genda

/s/ David Golob	Director	March 31, 2011
David Golob

/s/ Gary Greenfield	Director	March 31, 2011
Gary Greenfield

/s/ John McKenna	Director	March 31, 2011
John McKenna

/s/ Venkat Mohan	Director	March 31, 2011
Venkat Mohan

/s/ Carl Wilson	Director	March 31, 2011
Carl Wilson

LIST OF EXHIBITS

Exhibit No.	Document

3.1	Certificate of Incorporation of GXS Worldwide, Inc. (formerly known as GXS Corporation)**
3.2	Bylaws of GXS Worldwide, Inc. (formerly known as GXS Corporation)**
3.3	Second Amended and Restated Certificate of Incorporation of GXS, Inc. (formerly known as Global Exchange Services, Inc.)**
3.4	Second Amended and Restated Bylaws of GXS, Inc. (formerly known as Global Exchange Services, Inc.)**
3.5	Certificate of Incorporation of GXS International, Inc. (formerly known as Geis International, Inc.)**
3.6	Bylaws of GXS International, Inc. (formerly known as Geis International, Inc.)**
3.7	Certificate of Incorporation of GXS Investments, Inc. (formerly known as Geis Holdings, Inc.) **
3.8	Bylaws of GXS Investments, Inc. (formerly known as Geis Holdings, Inc.) **
3.9	Amended and Restated Certificate of Incorporation of HAHT Commerce, Inc. (formerly known as GXS January, Inc.) **
3.10	Bylaws of HAHT Commerce, Inc. **
4.1	Indenture, dated as of December 23, 2009, among GXS Worldwide, Inc., the guarantors, U.S. Bank National Association, as trustee and Wilmington Trust FSB, as collateral trustee**
4.2	Registration Rights Agreement, dated December 23, 2009, among GXS Worldwide, Inc., the guarantors listed therein and the initial purchasers listed therein**
10.1
Credit and Guaranty Agreement, dated as of December 23, 2009, among GXS Worldwide, Inc., as borrower; certain subsidiaries of GXS Worldwide, Inc., as guarantors; various lenders, Wells Fargo Foothill, Inc., Barclays Capital, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; Barclays Capital and J.P. Morgan Securities Inc., as co-syndication agents; Citigroup Global Markets Inc., as documentation agent; and Wells Fargo Foothill, Inc., as administrative agent**

10.2	Pledge and Security Agreement, dated as of December 23, 2009, among GXS Worldwide, Inc.; the subsidiaries party thereto, as grantors; and Wilmington Trust FSB, as collateral trustee**
10.3
Collateral Trust Agreement, dated as of December 23, 2009, among GXS Worldwide, Inc.; Wells Fargo Foothill, Inc., as administrative agent under the Revolving Credit Agreement; U.S. Bank National Association, as Trustee under the Indenture; and Wilmington Trust FSB, as collateral trustee**

10.4
Agreement and Plan of Merger, dated as of December 7, 2009, among GXS Holdings, Inc., Inovis International, Inc., Griris Holding Company, Inc., Iris Merger Sub, Inc, Greyhound Merger Sub, Inc., and, with respect to Articles II, IX and X only, CCG Investment Fund, L.P. and Cerberus Institutional Partners, L.P., as Iris Stockholder Representative**

10.5	Amendment to Agreement and Plan, dated as of December 17, 2009, to the Agreement and Plan of Merger, dated as of December 7, 2009**
10.6
Stockholder Agreement, dated as of June 2, 2010, among GXS Group, Inc., (i) Global Acquisition LLC, a Delaware limited liability company; (ii) (a) CCG Investment Fund, L.P., a Delaware limited partnership, CCG Associates – QP, LLC, a Delaware limited liability company, CCG Investment Fund – AI, LP, a Delaware limited partnership, CCG AV, LLC – Series A, a Delaware limited liability company, CCG AV, LLC – Series C, a Delaware limited liability company, and CCG CI, LLC, a Delaware limited liability company; (iii) Cerberus Institutional Partners (Americas), L.P., a limited partnership and Cerberus Institutional Partners (Americas), L.P., a limited partnership and (iv) any other Person who hereinafter becomes a party hereto**

10.7	Management Agreement, dated as of June, 2010, by and among GXS Group, Inc. and Francisco Partners Management, LLC**
10.8	GXS Holdings, Inc. Stock Incentive Plan**
10.9	Employment Agreement, dated as of September 30, 2002, by and among GXS, Inc. (formerly known as Global eXchange Services, Inc.), GXS Holdings, Inc. and Steven Scala**
10.10	Employment Agreement, dated as of November 17, 2007, by and between GXS, Inc., and Robert Segert**

Exhibit No.	Document

10.11	Employment Agreement, dated November 11, 2008, by and between GXS, Inc. and George Schulze**
10.12	Purchase Agreement, dated October 5, 2007, between GXS Holdings, Inc. and General Electric Capital Corporation**
10.13	2010 GXS Group, Inc. Long Term Incentive Plan***
10.14	Employment Agreement with Gregg Clevenger dated October 27, 2010****
10.15	Form of Option Agreement- CEO****
10.16	Form of Option Agreement- CFO****
10.17	Form of Option Agreement- Other Executive Officers****
10.18	Employment Agreement with Karl Salnoske dated October 28, 2010*
10.19	Stock Appreciation Rights Agreement, dated November 30, 2010, by and between GXS Holdings, Inc. and Gary Greenfield*
21	Subsidiaries of the Company**
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
______________________
*	Filed herewith.
**	Filed as exhibits to GXS Worldwide, Inc.’s Form S-4, file 333-167650 filed June 21, 2010 and incorporated herein by reference.
***	Filed as Exhibit 10.1 to GXS Worldwide, Inc.’s Form 10-Q for the quarter ended June 30, 2010, filed August 31, 2010 and incorporated herein by reference.
****	Filed as Exhibit 10.1, 10.2, 10.3 and 10.4, respectively, to GXS Worldwide, Inc.’s Form 10-Q for the quarter ended September 30, 2010, filed November 11, 2010 and incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	F-2

Audited Consolidated Financial Statements of GXS Worldwide, Inc.:

Consolidated Balance Sheets as of December 31, 2009 and
December 31, 2010	F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2008, 2009 and 2010	F-4

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 31, 2008, 2009 and 2010	F-5

Consolidated Statement of Changes in Stockholder’s Deficit for the Years Ended
December 31, 2008, 2009 and 2010	F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008, 2009 and 2010	F-7

Notes to Consolidated Financial Statements	F-8

Schedule II – Valuation and Qualifying Accounts for the Years Ended
December 31, 2008, 2009 and 2010	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors
GXS Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of GXS Worldwide, Inc. and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s deficit, and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15.  These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GXS Worldwide, Inc. and subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
McLean, VA
March 31, 2011

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2010
(Dollars in thousands, except share amounts)

	2009	2010
Assets
Current assets:
Cash and cash equivalents	$25,549	$16,326
Receivables, net	90,028	97,738
Prepaid expenses and other assets	20,542	26,643
Total current assets	136,119	140,707

Restricted cash	227,580	—
Property and equipment, net	91,208	95,523
Goodwill	75,856	264,857
Intangible assets, net	9,254	141,357
Deferred financing costs	22,622	19,262
Other assets	11,383	16,730
Total Assets	$574,022	$678,436

Liabilities and Stockholder’s Deficit
Current liabilities:
Borrowings under revolving credit facility	$—	$8,000
Trade payables	10,995	12,862
Deferred income	23,127	43,101
Accrued expenses and other current liabilities	60,232	60,275
Total current liabilities	94,354	124,238

Long-term debt	766,450	769,115
Deferred income tax liabilities	1,330	7,580
Other liabilities	50,650	43,912
Total liabilities	912,784	944,845

GXS Worldwide, Inc. stockholder’s deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	357,851	427,892
Accumulated deficit	(690,147)	(686,162)
Accumulated other comprehensive loss	(6,707)	(8,397)
Total GXS Worldwide, Inc. stockholder’s deficit	(339,002)	(266,666)
Non-controlling interest	240	257
Total stockholder’s deficit	(338,762)	(266,409)
Total Liabilities and Stockholder’s Deficit	$574,022	$678,436

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2008, 2009 and 2010
(In thousands)

	2008	2009	2010
Revenues	$371,634	$350,176	$417,929

Costs and operating expenses:
Cost of revenues	203,380	194,234	227,499
Sales and marketing	47,038	43,295	54,877
General and administrative	51,331	46,216	55,016
Restructuring charges	5,959	7,549	5,635
Asset impairment charges	2,974	—	—
Loss on disposition of assets	—	—	1,724
Merger and acquisition fees	781	2,535	8,555
Operating income	60,171	56,347	64,623

Other income (expense):
Loss on extinguishment of debt	—	(9,588)	—
Interest income	415	327	12
Interest expense	(50,768)	(74,684)	(86,083)
Other income (expense), net	(1,327)	807	(78)
Income (loss) before income taxes	8,491	(26,791)	(21,526)

Income tax expense (benefit)	2,945	(1,259)	(25,528)
Net income (loss)	5,546	(25,532)	4,002
Less: Net income (loss) attributable to non-controlling interest	(130)	(29)	17
Net income (loss) attributable to GXS Worldwide, Inc.	$5,676	$(25,503)	$3,985

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2008, 2009 and 2010
(In thousands)

	2008	2009	2010

Net income (loss)	$5,546	$(25,532)	$4,002
Unrealized loss on interest rate swap	(10,894)	(1,595)	—
Reclassification of unrealized loss on interest rate swap	—	12,489	—
Adjustments to pension liabilities	2,220	(774)	(1,329)
Foreign currency translation adjustments	(7,752)	1,926	(361)
Comprehensive income (loss)	(10,880)	(13,486)	2,312
Less: Comprehensive income (loss) attributable to non-controlling interest	(130)	(29)	17
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(10,750)	$(13,457)	$2,295

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder’s Deficit
Years Ended December 31, 2008, 2009 and 2010
(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total stockholder's deficit
Balance at December 31, 2007	$1	$357,505	$(670,320)	$(2,327)	$399	$(314,742)
Net income (loss)	—	—	5,676	—	(130)	5,546
Stock compensation expense	—	125	—	—	—	125
Foreign currency translation adjustments	—	—	—	(7,752)	—	(7,752)
Unrealized loss on interest rate swap	—	—	—	(10,894)	—	(10,894)
Management fees waived by Francisco Partners	—	4,000	—	—	—	4,000
Repurchase of GXS Holdings equity	—	(5,000)	—	—	—	(5,000)
Unrecognized actuarial losses and prior service costs related to defined benefit pension plans	—	—	—	2,220	—	2,220
Other	—	(929)	—	—	—	(929)
Balance at December 31, 2008	1	355,701	(664,644)	(18,753)	269	(327,426)
Net income (loss)	—	—	(25,503)	—	(29)	(25,532)
Stock compensation expense	—	150	—	—	—	150
Foreign currency translation adjustments	—	—	—	1,926	—	1,926
Unrealized loss on interest rate swap	—	—	—	(1,595)	—	(1,595)
Reclassification of unrealized loss on interest rate swap	—	—	—	12,489	—	12,489
Management fees waived by Francisco Partners	—	2,000	—	—	—	2,000
Unrecognized actuarial losses and prior service costs related to defined benefit pension plans	—	—	—	(774)	—	(774)
Balance at December 31, 2009	1	357,851	(690,147)	(6,707)	240	(338,762)
Net income (loss)	—	—	3,985	—	17	4,002
Stock compensation expense	—	403	—	—	—	403
Foreign currency translation adjustments	—	—	—	(361)	—	(361)
Management fees waived by Francisco Partners	—	833	—	—	—	833
Contribution by GXS Holdings	—	68,805	—	—	—	68,805
Unrecognized actuarial losses and prior service costs related to defined benefit pension plans	—	—	—	(1,329)	—	(1,329)
Balance at December 31, 2010	$1	$427,892	$(686,162)	$(8,397)	$257	$(266,409)

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2009 and 2010
(In thousands)

	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$5,546	$(25,532)	$4,002
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,318	53,512	48,708
Asset impairment charge	2,974	—	—
Deferred income taxes	(604)	(3,952)	712
Change in deferred tax asset valuation allowance resulting from business acquisition	—	—	(28,595)
Loss on disposition of assets	—	—	1,724
Loss on extinguishment of debt	—	9,588	—
Amortization of deferred financing costs and debt discount	2,118	3,486	7,689
Unrealized (gain) loss on interest rate swap	—	11,848	(7,165)
Gain on sale of investments	(496)	—	—
Stock compensation expense	125	150	403
Accretion of interest on obligations of GXS Holdings	3,974	4,477	—
Proportionate share of gain in investee companies and investment write-downs	424	—	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
(Increase) decrease in receivables	9,463	(2,503)	8,036
Increase in prepaid expense and other assets	(6,260)	(4,029)	(5,235)
Increase (decrease) in accounts payable	3,109	1,511	(11,335)
Decrease in deferred income	(630)	(46)	(2,654)
Increase (decrease) in accrued expenses and other current liabilities	(5,528)	(3,942)	3,072
Other	412	(1,972)	(1,739)
Net cash provided by operating activities	71,945	42,596	17,623
Cash flows from investing activities:
Purchases of property and equipment	(35,208)	(31,829)	(35,321)
Proceeds from sale of assets	—	—	400
Business acquisitions, net of cash acquired ($1,618 in 2008 and $14,440 in 2010)	(8,738)	—	(220,005)
Decrease (increase) in restricted cash	—	(227,580)	227,580
Other	1,000	—	—
Net cash used in investing activities	(42,946)	(259,409)	(27,346)
Cash flows from financing activities:
Repayment of long-term debt	(3,350)	(505,813)	—
Proceeds from long-term debt issuances	—	766,392	—
Borrowings under revolving credit facility	—	45,000	31,000
Repayments under revolving credit facility	—	(45,000)	(23,000)
Repayments of obligations of GXS Holdings	—	(35,000)	—
Acquisition of GXS Holdings equity securities	(5,000)	—	—
Payment of deferred purchase price for 2008 acquisition	—	(6,666)	(6,685)
Payment of financing costs	(61)	(25,427)	(880)
Net cash provided by (used in) financing activities	(8,411)	193,486	435
Effect of exchange rate changes on cash	(2,145)	1,013	65
Increase (decrease) in cash and cash equivalents	18,443	(22,314)	(9,223)
Cash and cash equivalents, beginning of year	29,420	47,863	25,549
Cash and cash equivalents, end of year	$47,863	$25,549	$16,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$47,254	$55,920	$75,840
Cash paid for income taxes	$3,244	$2,463	$2,486

Non-cash investing and financing activities:
Management fees waived by Francisco Partners	$4,000	$2,000	$833
Fair value of equity securities issued in business acquisition	$—	$—	$68,805

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

(1)  Business and Basis of Presentation

GXS Worldwide, Inc. and its subsidiaries (“GXS Worldwide” or “the Company”) are primarily engaged in the business of providing transaction management infrastructure products and services that enable companies to electronically exchange essential business documents.  The Company’s services and solutions enable customers to manage mission critical supply chain functions and financial transactions related to the exchange of goods and services.  Customers and their trading partners do business together via GXS Trading Grid®, a globally-accessible, cloud-computing platform specifically designed for business-to-business (“B2B”) e-commerce.  The Company is a wholly owned subsidiary of GXS Group, Inc. (“GXS Group”).

On June 2, 2010, GXS Holdings, Inc. (“GXS Holdings”), a Delaware corporation and the Company’s direct parent company, which directly owned 100% of the Company’s issued and outstanding common stock, acquired Inovis International, Inc. (“Inovis”), a provider of integrated B2B services and solutions that manage the flow of e-commerce information for global trading communities (“the Merger”).  Following the Merger, Inovis was merged with and into GXS, Inc. (“GXSI”), an indirect wholly-owned subsidiary and a guarantor of the Company’s notes, and  the Company became an indirect wholly-owned subsidiary of GXS Group, Inc. (previously known as Griris Holding Company, Inc.).  Certain foreign subsidiaries of Inovis became wholly owned subsidiaries of GXSI.

(2)  Summary of Significant Accounting Policies

(a)  Consolidation

The consolidated financial statements represent the consolidation of all companies in which the Company directly or indirectly has a majority ownership interest and controls the operations.  All significant intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company has an ownership interest of 50% or less but can exercise significant influence over the investee’s operations and policies are accounted for under the equity method of accounting.  The Company uses the cost method to account for investments where it holds less than a 20% ownership interest and where it cannot exercise significant influence over the investee’s operations and policies.  At the end of each reporting period, the Company assesses the fair value of its investments to determine if any impairment has occurred.  To the extent the Company’s carrying value exceeds the estimated fair value and the loss is considered to be other than a temporary decline, the Company records an impairment charge.

(b)  Acquisition Accounting

The Merger was accounted for using the purchase method of accounting prescribed in Financial Accounting Standards Codification 805 – Business Combinations.  Under this standard, assets and liabilities acquired are recorded at their fair values on the date of acquisition. Certain long-lived assets recorded at their fair values including property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets will result in additional depreciation and amortization expense after the Merger.  The amount of depreciation and amortization will be based upon the assets fair values at date of acquisition and the estimated useful lives of the respective assets.  Revenue and operating income in the twelve months following the Merger will be affected by a reduction of deferred revenue to reflect estimated fair value which includes estimated cost to deliver and the associated margin.

(c)  Foreign Currency

The financial statements of most subsidiaries located outside of the United States are measured using the local currency as the functional currency.  Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date.  Income and expense items are translated at average monthly rates of exchange.  The resulting translation gains and losses are included as a separate component of other comprehensive income (loss) included in equity (deficit).  Gains and losses from transactions in foreign currency are included in the consolidated statements of operations within other income (expense), net.

(d)  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  Cash equivalents consist primarily of overnight interest bearing deposits.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

(e)  Revenue Recognition

The Company has various service lines, specifically including:  Messaging Services, Managed Services, B2B Software Services, Custom Outsourcing Services, and Data Synchronization.  The Company’s service lines generate revenues from three principal sources:

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

For arrangements with more than one element of revenue, the Company allocates revenue to each component based on vendor specific objective evidence (“VSOE”) of fair value.  VSOE for software maintenance is based on contractual renewal rates.  Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

The Company also defers direct costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these costs as of December 31, 2009 and 2010 was $14,403 and $18,950, respectively, and are included in both prepaid expenses and other assets (see Note 5) and other assets (see Note 8) in the consolidated balance sheets.

(f) Receivables and Concentration of Credit Risk

The Company provides products and services and extends credit to numerous customers in B2B e-commerce markets.  To the extent that the credit quality of customers deteriorates, the Company may have exposure to credit losses.  The Company monitors its exposure to credit losses and maintains allowances for anticipated losses.  The Company believes it has adequate customer collateral and allowances to cover its exposure.

The Company’s allowance for doubtful accounts is determined through an evaluation of the aging of its accounts receivable, and considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located.

(g)  Property and Equipment

Property and equipment are stated at cost.  Depreciation on computer equipment and software is calculated on straight-line and accelerated methods over the estimated useful lives of the assets of three to five years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Property and equipment includes costs related to the development of internal use software.  During the years ended December 31, 2008, 2009 and 2010, the Company capitalized costs related to the development of internal use software of $21,606, $17,523 and $16,942, respectively.  Such amounts include capitalized interest of $1,038, $829 and $773 for the years ended December 31, 2008, 2009 and 2010, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

(h)  Capitalized Software Costs

Costs incurred in the development of software sold externally are charged to expense until technological feasibility has been established.  The Company uses the working model method to establish technological feasibility.  Accordingly, the Company does not capitalize costs as there is generally a short period of time between the date technological feasibility is achieved and the date when the product is available for general release.

(i)  Goodwill

As of December 31, 2009 and 2010, the Company had goodwill in the amount of $75,856 and $264,857, respectively.  The Company tests goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment.  The impairment test involves two steps.  In the first step the Company compares the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, step two is performed to measure the impairment loss.  During 2009 and 2010, the Company completed impairment testing and determined that goodwill was not impaired.  The Company’s test is based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2009 and 2010.

(j)  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If the carrying amount of an asset is not deemed to be recoverable, the impairment to be recognized is the extent by which the carrying amount of the asset exceeds the fair value of the asset less selling costs.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

(k)  Comprehensive Loss

Comprehensive loss consists of net income (loss) adjusted for increases and decreases affecting accumulated other comprehensive loss in stockholder’s deficit that are excluded from the determination of net income (loss).

Accumulated other comprehensive loss consisted of the following at December 31:

	2009	2010
Additional minimum pension liability	$(963)	$(2,292)
Foreign currency translation adjustments	(5,744)	(6,105)
Accumulated other comprehensive loss	$(6,707)	$(8,397)

(l)  Research and Development

Research and development costs are expensed as incurred.  Research and development costs are reflected within costs of revenues and amounted to $8,709, $6,904 and $10,819 for the years ended December 31, 2008, 2009 and 2010, respectively.

(m)  Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax liabilities are recorded for the impact of positions taken on income tax returns which management believes are not more likely than not to be sustained on tax audit.  Interest expense accrued on such unrecognized tax benefits and income tax penalties are recognized through income tax expense.

(n)  Derivative Instruments

Derivative instruments are recognized on the consolidated balance sheets at their fair value and changes in the fair value are recognized in income, unless the derivatives qualify as hedges of future cash flows.  For derivatives qualifying as hedges of future cash flows, the effective portion of the changes in the fair value is recorded temporarily in equity, and then recognized in income along with the related effects of the hedged items.  Any ineffective portion of hedges is reported in income as it occurs.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

The Company entered into an interest rate swap agreement with a bank in 2008.  The interest rate swap had been designated as a cash flow hedge.  The unrecognized loss for the cash flow hedge included in accumulated other comprehensive loss at December 31, 2008 was reclassified into interest expense during 2009, as the Company retired all variable rate debt in December, 2009.  The fair value of the interest rate swap was determined using pricing models developed based on the London Interbank Offered Rate (“LIBOR”) swap rate and other observable inputs, adjusted to reflect non-performance risk of both the counterparty and the Company.

The Company considers the interest rate swap to be included within Level 2 of the fair value hierarchy established by U.S. generally accepted accounting principles (“GAAP”), as its fair value is measured primarily utilizing observable market based inputs.

(o)  Stock Option Plans

As discussed in Note 18, GXS Holdings had issued stock options to employees of the Company under the GXS Holdings, Inc. Stock Incentive Plan (“Holdings Plan”).  Effective with the Merger, shares reserved and granted under the Holdings Plan were subject to a conversion into shares and grants in GXS Group at a conversion rate of approximately 18 to 1 (specifically 0.056022246), and remain outstanding with their existing vesting schedules, expiration dates and subject to other terms of the Holdings Plan, which GXS Group assumed upon the Merger.  Also in connection with the Merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010, and all future option grants to employees will be generated through the Group LTIP.  Compensation costs relating to share-based payment transactions are recognized in the consolidated statements of operations based upon the fair value of the award over the applicable service period.

(p)  Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, an interest rate swap and long-term debt.  Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments.  As of December 31, 2009 and 2010, the Company’s long-term debt was trading close to the issue price so it considers the fair value to be approximately the book value.  The fair value of the Company’s interest rate swap is discussed further in Note 12.

(q)  Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported and related disclosures.  Additionally, estimates were used when recording the fair value of assets acquired and liabilities assumed in the Merger.  Estimates, by their nature, are based on judgment and available information.  Actual results could differ materially from those estimates.

Significant estimates used in preparing the consolidated financial statements include recovery of long-lived assets, useful lives of amortized intangible assets, valuation of receivables, valuation of deferred tax assets and valuation of pension liabilities.  In addition, estimates are required to recognize revenue for software arrangements with multiple deliverables and to assess the stage at which software development costs should be capitalized.

(r)  Reclassifications

Certain amounts in the consolidated financial statements for the years ended December 31, 2008 and 2009 have been reclassified to conform to the current year presentation.

(s)  Recently Released Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 (previously Emerging Issues Task Force (“EITF”) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables).  ASU 2009-13 supersedes EITF No. 00-21 and addresses criteria for separating the consideration in multiple-element arrangements.  ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price.  ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted.  Management adopted ASU 2009-13 as of January 1, 2011 and identified no material impact that its adoption will have on the Company’s consolidated results of operations and financial condition.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) (previously EITF Issue No. 10-A, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts).  ASU 2010-28 will require companies that are performing their goodwill impairment testing (either on an annual or interim basis) and have identified a reporting unit with a zero or negative carrying amount during step one of the test, to perform step two of the goodwill impairment test and determine if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 will be effective prospectively for public entities whose fiscal years, and interim period within those years, begin after December 15, 2010.  Early adoption is not permitted for public entities.  Management is currently evaluating the potential impact of the adoption of ASU 2010-28 and believes it will result in more frequent impairment testing of goodwill.

(3)  Acquisitions

Inovis International, Inc.

On June 2, 2010, GXS Holdings acquired all the capital stock of Inovis International, Inc. (“Inovis”) for total consideration of $303,250, including cash of $129,782 paid to retire the outstanding debt of Inovis and cash of $104,663 paid to the Inovis stockholders (the “Merger”).  The Inovis stockholders also received 30,067 shares of common stock and 566 shares of preferred stock, with a fair value of $68,805, as determined by an independent third party valuation services firm, in a newly formed holding company, GXS Group, Inc., which owns all of the capital stock of GXS Holdings, resulting in Inovis stockholders having an approximate 28.1% ownership interest in GXS Group, Inc. following consummation of the Merger.

The Company used cash held in escrow of $227,580 obtained from the senior secured notes issuance in December 2009, to retire the Inovis indebtedness and to fund a portion of the cash consideration paid to the Inovis stockholders.  Of the $104,663 cash paid to the Inovis stockholders, $10,800 is held in escrow until the indemnification obligations of the Inovis stockholders expire on June 2, 2011.

Inovis was a provider of integrated B2B services and solutions that manage the flow of e-commerce information for global trading communities.  The Merger expands the Company’s customer base in the U.S., Canada and the U.K., broadens its product offerings and increases the functionality of its Managed Services offering.

The Merger was accounted for using the purchase method of accounting prescribed in Financial Accounting Standards Codification 805 – Business Combinations.  Under this standard, acquired assets and liabilities are recorded at their fair values.  The application of purchase accounting for the transaction resulted in a value of $303,250, which is pushed down to the Company.   On that basis, the table below shows the value of the consideration paid in connection with the Merger:

Value of Consideration
Debt of Inovis retired at closing	$129,782
Cash paid to stockholders of Inovis	104,663
Fair value of GXS Group, Inc. equity securities issued to stockholders of Inovis	68,805
Total consideration	$303,250

All transaction costs incurred in connection with the Merger were expensed and are included in operating expenses.  Transaction costs incurred in connection with the Merger were $8,555 during the year ended December 31, 2010, including $3,000 paid in June 2010 to Francisco Partners, a related party and the controlling stockholder of GXS Holdings, and $2,535 for the year ended December 31, 2009.  During the year ended December 31, 2008, the Company incurred merger and acquisition fees of $781 for legal and professional service firm fees relating to a potential acquisition that was not completed.  These transaction costs are reflected as merger and acquisition fees in the consolidated statement of operations.

The Company has recorded the fair values of assets acquired and liabilities assumed in connection with the Inovis acquisition.  During the second quarter 2010, the Company recorded a preliminary estimate of goodwill in the amount of $174,606, which was subsequently adjusted to $189,172 during the second half of 2010 upon finalization of the estimated fair value of the Inovis net assets on the acquisition date.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

The table below summarizes the estimated fair value of the of the Inovis assets acquired, liabilities assumed and related deferred income taxes as of June 2, 2010, the acquisition date:

Fair Value
Acquired assets:
Cash	$14,440
Accounts receivable	15,747
Other current assets	4,471
Property and equipment	5,802
Other non-current assets	555
Goodwill	189,172
Amortizable intangible assets	145,350
Non-amortizable intangible assets	300
Total assets	$375,837

Assumed liabilities:
Current liabilities	$(37,396)
Deferred tax liabilities	(32,626)
Other non-current liabilities	(2,565)
Total liabilities	(72,587)
Total consideration	$303,250

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

Intangible assets (both amortizable and non-amortizable) and the related estimated useful lives consist of the following:

	Estimated Useful Lives	Fair Value
Customer relationships	10 years	$123,000
Product technology	5-10 years	18,050
Trademarks	5 years	4,300
Trademarks	indefinite-lived	300
		$145,650

The finalization of the fair value estimates resulted in an increase in accounts receivable of $455, a decrease in other current assets of $714, an increase in current liabilities of $257, a decrease in the amortizable intangible assets of $25,730, a decrease in the deferred revenue of $1,641, a decrease in the deferred tax liabilities of $10,210, and an increase in goodwill of $14,566.  In connection with the Merger, the Company reduced its deferred income tax asset valuation allowance as the result of net deferred income tax liabilities assumed and recognized in purchase accounting.  Such reduction was recognized as an income tax benefit in the consolidated statements of operations for the year ended December 31, 2010.  The reduction in the valuation allowance of $36,820 was recorded as of the date of acquisition and adjusted to $28,595 based on the finalization of the fair value of the Inovis assets in the fourth quarter.

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

	Year ended December 31,
	2009	2010
Revenues	$481,672	$476,589
Net income (loss)	10,249	(1,764)

The actual results of operations for Inovis, including revenues of approximately $72,000 for the period June 2, 2010 through December 31, 2010, are included in the consolidated results of operations for the year ended December 31, 2010.

The Merger was subject to regulatory review.  In connection with the review by the Antitrust Division of the U.S. Department of Justice, the Company divested its catalog service offering.  On May 28, 2010, the Company sold customer contracts and intellectual property rights related to its catalog service offering and recorded a loss on sale of $1,724. This loss is reflected as loss on disposition of assets in the consolidated statement of operations.

Interchange Serviços S.A.

On December 30, 2008, GXS Tecnologia da Informação (Brasil) Ltda., the Company’s wholly owned subsidiary in Brazil, acquired all of the capital stock of Interchange Serviços S.A. (“Interchange”) for $19,772, including transaction costs of $467.  The Company paid $9,889 on December 30, 2008 and made two separate deferred payments of $6,666 ($4,944, at December 31, 2008 exchange rates) on December 30, 2009 and $6,685 ($4,944 at December 31, 2008 exchange rates) on December 30, 2010.  A post-closing adjustment of $1,028 was also paid in May 2009.  Interchange was a provider of electronic data interchange and related services to customers located in Brazil.  The Company acquired Interchange to expand the Company’s presence in Brazil and enable it to offer additional integration opportunities to global businesses seeking to expand their operations in Latin America.  The consolidated statement of operations for 2008 does not include any results of Interchange as the acquisition was consummated on the last business day of the year.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

The Company identified a pre-acquisition tax contingency for which the sellers have provided a full indemnification.  The Company had originally accrued an estimated liability of $11,278 and recorded an equal amount as a receivable from the seller, which is classified as other receivables within receivables, net.  As of December 31, 2009 the estimated liability and corresponding indemnification receivable increased to $15,043, as a result of foreign currency fluctuations.  During 2010, the tax contingency was reduced by $6,704, net of foreign currency effects, to $8,339 as of December 31, 2010, and continues to be reflected in both accrued expenses and other current liabilities (see Note 9) and receivables, net (see Note 4) in the consolidated balance sheets.

(4)  Revenues and Receivables

The Company operates as a single operating segment and provides products and services to its business customers around the world, both directly, through its foreign subsidiaries, and through resellers.

No single customer contributed more than 10% of revenues for the years ended December 31, 2008, 2009 or 2010.

As of December 31, 2010, the Company had operations in 20 countries.  Revenues generated by the Company’s foreign subsidiaries were $187,536, $180,626 and $188,838 for the years ended December 31, 2008, 2009 and 2010, respectively.  Of such amount, the United Kingdom generated revenues of $50,329, $38,384 and $44,046 for the years ended December 31, 2008, 2009 and 2010, respectively.  No other foreign country generated more than 10% of the Company’s revenues.

Receivables, net were comprised of the following as of December 31:

	2009	2010
Trade accounts receivable	$77,214	$90,818
Unbilled receivables	4,749	6,008
Other receivables	22,414	13,282
	104,377	110,108
Less: allowance for doubtful accounts and sales allowances	(14,349)	(12,370)
Total receivables, net	$90,028	$97,738

Unbilled receivables represent amounts earned and accrued as receivables from customers prior to the end of the period.  Unbilled receivables are expected to be billed and collected within twelve months of the respective balance sheet date.

Other receivables include various value added tax receivables and the indemnification receivable associated with the Interchange tax contingency of $15,043 and $8,339 at December 31, 2009 and 2010, respectively.  See Note 3 for further discussion of the Interchange transactions.

Receivables from customers in foreign countries were $38,127 and $40,741 at December 31, 2009 and 2010, respectively.

(5)  Prepaid Expenses and Other Assets

Prepaid expenses and other assets (a current asset) consisted of the following as of December 31:

	2009	2010
Deferred income tax assets, current	$3,254	$6,505
Deferred costs	7,782	7,626
Prepaid expenses	6,161	10,219
Other	3,345	2,293
Total	$20,542	$26,643

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

 (6)  Property and Equipment

Property and equipment consisted of the following as of December 31:

	2009	2010
Computer equipment and furniture	$249,125	$195,154
Computer software	287,216	303,442
Leasehold improvements	18,673	17,788
Gross property and equipment	555,014	516,384
Less: accumulated depreciation and amortization	(463,806)	(420,861)
Property and equipment, net	$91,208	$95,523

Depreciation and amortization expense related to property and equipment was $37,467, $38,497 and $34,743 for the years ended December 31, 2008, 2009 and 2010.

The net carrying value of the property and equipment held outside the U.S. at December 31, 2009 and 2010 was $8,867 and $9,340, respectively.

(7)  Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the years ended December 31:

	2009	2010
Beginning of the year	$73,294	$75,856
Additions:
Interchange - post–closing adjustment	23	—
Inovis acquisition	—	189,172
Foreign currency translation	2,539	(171)
End of the year	$75,856	$264,857

Other acquired intangible assets were comprised of the following as of December 31:

2010	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,150	$(103,319)	$117,831
Product technology	18,090	(1,186)	16,904
Trade names and trademarks	4,300	(502)	3,798
Other acquired intangible assets	3,895	(2,874)	1,021
Subtotal	247,435	(107,881)	139,554
Non-amortizable intangible assets:
Trade names and trademarks	1,803	—	1,803
Total	$249,238	$(107,881)	$141,357

2009	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$97,875	$(92,046)	$5,829
Other acquired intangible assets	3,865	(2,585)	1,280
Subtotal	101,740	(94,631)	7,109
Non-amortizable intangible assets:
Trade names and trademarks	2,145	—	2,145
Total	$103,885	$(94,631)	$9,254

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

During 2010, the Company wrote-off $700 of non-amortizable intangible assets as a result of the liquidation of a subsidiary of a previously acquired company which held the intangible asset.  The gross carrying amounts of certain intangible assets are impacted by certain balances being denominated in foreign currencies.  These balances are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.

Intangible assets, except for those with an indefinite life (such as certain trade names and trademarks), are amortized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed or on a straight-line basis.  The weighted average amortization periods are as follows:

Amortization Period
Customer relationships	10.0 years
Product technology	9.4 years
Trade names and trademarks	5.0 years
Other acquired intangible assets	5.0 years

Amortization expense related to intangible assets was $19,851, $15,015 and $13,965 for the years ended December 31, 2008, 2009 and 2010, respectively.

Estimated amortization expense of the intangible assets for each of the following five years ending December 31 and in aggregate beyond five years is as follows:

Year	Amount
2011	$20,814
2012	19,643
2013	18,591
2014	15,774
2015	14,104
2016 and beyond	50,629

(8)  Other Assets

Other assets (a non-current asset) consisted of the following as of December 31:

	2009	2010
Deferred costs associated with implementations on long-term contracts, net	$6,621	$11,324
Refundable deposits	1,962	2,352
Other	2,800	3,054
Total	$11,383	$16,730

(9)  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31:

	2009	2010
Employee compensation and benefits	$11,316	$16,078
Other non-income taxes accrued	6,340	8,685
Accrued interest	3,777	5,258
Restructuring	4,553	4,581
Accrued network management credits	2,275	—
Fair value of interest rate swap	—	4,683
Estimated Interchange pre-acquisition tax contingency	15,043	8,339
Deferred payments due to stockholders of Interchange, net of discount	5,940	—
Other	10,988	12,651
Total	$60,232	$60,275

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)
(10)  Other Liabilities

Other liabilities (a non-current liability) consisted of the following as of December 31:

	2009	2010
Pension and related benefits	$18,227	$19,779
Restructuring	8,076	5,817
Accrued network management credits	483	—
Fair value of interest rate swap	11,848	—
Rebates due to stockholders of Interchange, net of discount	1,115	1,899
Deferred income – non-current	6,787	7,061
Other	4,114	9,356
Total	$50,650	$43,912

(11)  Debt and Obligations of GXS Holdings

Debt and obligations of GXS Holdings consisted of the following at December 31:

	2009	2010
Revolving credit facility	$—	$8,000
Senior secured notes	785,000	785,000
Less: unamortized original issue discount	(18,550)	(15,885)
Total debt	766,450	777,115
Less: current maturities on long term debt	—	(8,000)
Total long-term debt	$766,450	$769,115

Senior Secured Notes

On December 23, 2009, the Company issued $785,000 of senior secured notes (“the Senior Secured Notes”) with an original issue discount of $18,608.  Net proceeds from issuance were used to fund the Merger, retire all of the outstanding debt under the 2007 Credit Facility (described later in this Note) and $35,000 of GXS Holdings outstanding subordinated notes, pay debt issuance costs and for other general corporate purposes.  Under the terms of the Senior Secured Notes indenture, the Company placed $227,580 in an escrow account to fund the Merger.  On June 2, 2010, the Company withdrew the funds from the escrow account to fund the Merger, as more fully described in Note 3.

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

Revolving Credit Facility

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50,000 revolving credit facility (the “Revolver”).  The interest rate for the Revolver is a predetermined amount above the LIBOR, subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the Company’s option.  The Revolver is guaranteed by the guarantors that guarantee the Senior Secured Notes and secured by collateral that secure the Senior Secured Notes.  The Revolver is used by the Company, among other things, to fund its working capital needs, support letters of credit and for general corporate purposes.  The Company’s ability to borrow additional monies in the future under the Revolver is subject to certain conditions, including compliance with certain covenants.  As of December 31, 2010, the Company had outstanding letters of credit of $11,700, outstanding borrowings of $8,000 and additional available borrowings of $30,300 under the Revolver.  Any outstanding borrowings under the Revolver shall be repaid in full on December 23, 2012 and the commitments shall terminate on that date.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

The Revolver requires the Company to maintain certain financial and nonfinancial covenants.  Noncompliance with any covenant specified in the Credit and Guaranty Agreement would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable.  At December 31, 2010, the Company was in compliance with all financial and nonfinancial covenants.

2007 Credit Facility

On October 5, 2007, the Company entered into a first lien credit agreement (“the First Lien Agreement”) and a second lien credit agreement (“the Second Lien Agreement” and together with the First Lien Agreement, “the 2007 Credit Facility”).  The First Lien Agreement consisted of a $335,000 term credit facility and a $50,000 revolving credit facility.  The Second Lien Agreement consisted of a $175,000 term credit facility.  All amounts outstanding under the 2007 Credit Facility were retired upon issuance of the Senior Secured Notes on December 23, 2009.

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

The Company repaid $35,000 of the outstanding subordinated notes in December 2009 with a portion of the proceeds from the issuance of the Senior Secured Notes.  As a result, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 73 “Push Down of Debt”, the Company has included in its consolidated financial statements since the date of issuance the proportionate amount of GXS Holding’s debt that was repaid.   For the years ended December 31, 2008 and 2009, interest expense incurred related to the GXS Holdings debt and included in the Company’s consolidated statements of operations was $3,975 and $4,477, respectively.

Other Information

The Company expects that cash flows from foreign operations will be required to meet its domestic debt service requirements.  However, there is no assurance that the foreign subsidiaries will generate sufficient cash flow or that the laws in foreign jurisdictions will not change to limit collections on these sales or increase the tax burden on the collections.

Deferred financing costs are being amortized over the life of the debt using a method that approximates the interest method.  Amortization expense for the years ended December 31, 2008, 2009 and 2010 was $2,118, $2,126 and $4,292, respectively.

(12) Financial Instruments

The Company has an interest rate swap agreement with a commercial bank with a notional amount of $255,000.  The provisions of the agreement provide that the Company will pay the counterparty a fixed rate of 3.86%.  The counterparty will pay the Company a variable rate equal to three-month LIBOR, which was 0.29% at December 31, 2010.  The fair value of the interest rate swap was $11,848 and $4,683 as of December 31, 2009 and 2010, respectively.  The interest rate swap was recorded in other liabilities in the consolidated balance sheet at December 31, 2009 and accrued expenses and other current liabilities in the consolidated balance sheet at December 31, 2010.  The interest rate swap agreement expires on April 26, 2011.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage the Company’s exposure related to changes in the three-month LIBOR rate associated with its variable-rate 2007 Credit Facility.  As the hedged future forecasted transactions (variable interest payments on the 2007 Credit Facility) were no longer probable of occurring upon the repayment and extinguishment of the 2007 Credit Facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009.  In addition, changes in the fair value of the interest rate swap are now recorded through interest expense.  The change in fair value of the interest rate swap of $7,165 was recorded as a reduction to interest expense for the year ended December 31, 2010.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

(13)  Income Taxes

The following represents the components of the provisions for income taxes for the years ended December 31:

	2008	2009	2010
Current income taxes (benefit):
Federal	$—	$—	$—
State	206	137	265
Foreign	3,534	2,556	2,090
	3,740	2,693	2,355
Deferred income taxes (benefit):
Federal	319	649	(28,259)
State	69	140	72
Foreign	(1,183)	(4,741)	304
	(795)	(3,952)	(27,883)
Total	$2,945	$(1,259)	$(25,528)

A reconciliation of the effective rate of the provision (benefit) for income taxes to the statutory rate is as follows:

	2008	2009	2010

Statutory U.S. Federal income tax (benefit) rate	35.0%	(35.0)%	(35.0)%
Increase (reduction) in rate resulting from:
State and local tax	3.2%	1.0%	1.6%
Foreign taxes, including results of
examinations and carrybacks	31.9%	(23.6)%	41.0%
U.S. tax on branch earnings	(10.3)%	2.6%	6.7%
Changes in valuation allowance	(28.7)%	46.0%	(3.8)%
Reduction in valuation allowance related to deferred tax liabilities from acquisitions	—	—	(132.0)%
Other	3.6%	4.3%	3.0%
Income tax expense (benefit) rate	34.7%	(4.7)%	(118.5)%

Deferred income tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

	2009	2010
Deferred tax assets:
Accrued and other liabilities	$28,679	$31,631
Domestic net operating loss carryforwards	184,405	223,625
Foreign net operating loss carryforwards	20,646	17,314
Tax credit carryforwards	1,351	3,105
Unrealized loss on investment	1,044	839
Intangible assets and goodwill	145,352	129,092
Property and equipment	2,928	1,674
Other	6,571	4,591
Gross deferred tax assets	390,976	411,871
Valuation allowance	(361,621)	(332,207)
Net deferred tax assets	29,355	79,664

Deferred tax liabilities:
Property and equipment	21,220	19,779
Intangible assets	3,840	58,476
Undistributed earnings of foreign subsidiaries	2,371	2,484
Gross deferred tax liabilities	27,431	80,739
Net deferred tax assets (liabilities)	$1,924	$(1,075)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.  Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its net deferred tax assets.  However, the Company presently does not have sufficient objective evidence to support management’s belief and, accordingly, has established a valuation allowance of $332,207 for its U.S. and certain foreign net deferred tax assets as required by U.S. GAAP.  During the years ended December 31, 2009 and 2010, the Company changed its valuation allowances by increasing it $12,324 and decreasing it $29,414, respectively.  The recording of this valuation does not affect the Company’s ability to utilize this asset should the Company generate future taxable income.

As of December 31, 2010, the Company has gross U.S. net operating loss carryforwards of approximately $486,123 for federal tax purposes which will expire between 2022 and 2029.  In addition, the Company has gross foreign net operating loss carryforwards of approximately $61,793 with varying expiration dates.  The Company also has gross U.S. net operating loss carryforwards of approximately $95,607 acquired in a prior business acquisition which will expire between 2015 and 2030.  Use of these acquired net operating loss carry forwards is subject to the ownership change provisions of the Internal Revenue Code.

The Company has recognized a deferred tax liability of approximately $2,484 for the undistributed earnings of its foreign operations that arose in 2010 and prior years because management expects those unremitted earnings to be repatriated and become taxable to the Company in the foreseeable future.

Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.  During 2010, there were no material changes to the liability for uncertain tax positions.  As of December 31, 2010, the accrual for the payment of tax-related interest and penalties was not material.

(14)  Lease and Other Commitments

The Company is a lessee under various non-cancellable operating lease arrangements for office space and equipment having terms expiring on various dates.

As of December 31, 2010, future minimum lease payments and future contractual sublease rentals are as follows:

	Future Minimum	Future Contractual
Year	Lease Payments	Sublease Rentals
2011	$18,092	$3,749
2012	15,682	3,841
2013	14,626	3,978
2014	7,204	1,344
2015	3,631	—
2016 and beyond	18,510	—
	$77,745	$12,912

Rent expense for operating leases was $14,338, $13,455 and $15,072 for the years ended December 31, 2008, 2009 and 2010, respectively.

The Company has entered into several multi-year software maintenance agreements with third-party vendors.  These agreements provide for payments of $305 in 2011.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

(15)  Restructurings

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

During the year ended December 31, 2008, the Company incurred approximately $5,959 in restructuring charges, including $3,335 as a result of management restructuring actions, including the reduction of approximately 15 positions.  The remaining charges relate to facility exit costs at facilities no longer used by the Company as part of restructuring programs announced in previous years.

During the year ended December 31, 2009, the Company incurred approximately $7,549 in restructuring charges, including $4,582 as a result of management restructuring actions, including the reduction of approximately 92 positions.  The remaining charges relate to facility exit costs at facilities no longer used by the Company as part of restructuring programs announced in previous years.

During the year ended December 31, 2010, the Company recorded restructuring charges of $5,635, which principally included charges associated with the consolidation of office space at the former Inovis headquarters and termination of approximately 117  employees associated with the integration of the Inovis business.  The Company also assumed obligations for restructuring activities related to the termination of certain Inovis employees of $1,345.

The amounts recorded in 2008, 2009 and 2010 are net of amounts the Company expects to receive from subleasing vacated space, primarily at its previous corporate headquarters.  The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases.  As of December 31, 2010, $7,272 of the facilities restructuring obligations are associated with the Company’s previous global headquarters.  In March 2010, the Company relocated to a new facility.  The Company’s previous headquarters is subleased for the remaining term of the outstanding lease, which ends in 2014.

The following is a summary of the Company’s restructuring activities and the related obligations for the years ended December 31, 2008, 2009 and 2010:

	Severance	Facilities	Total
Balance as of December 31, 2007	$386	$17,610	$17,996
Restructuring charges	3,335	2,624	5,959
Payments and other adjustments	(2,799)	(5,146)	(7,945)
Balance as of December 31, 2008	$922	$15,088	$16,010
Restructuring charges	4,582	2,967	7,549
Payments and other adjustments	(5,355)	(5,575)	(10,930)
Balance as of December 31 , 2009	$149	$12,480	$12,629
Restructuring obligations assumed in the Merger	1,345	—	1,345
Restructuring charges	2,348	3,287	5,635
Payments and other adjustments	(2,405)	(6,806)	(9,211)
Balance as of December 31, 2010	$1,437	$8,961	$10,398

The current portion of the above obligations totaled $4,553 and $4,581 at December 31, 2009 and 2010, respectively, and are included in accrued expenses and other current liabilities on the consolidated balance sheets (see Note 9).  The long-term portion of the above obligations totaled $8,076 and $5,817 for 2009 and 2010, respectively, and are included in other liabilities on the consolidated balance sheets (see Note 10).

The Company expects to take further restructuring charges in 2011 and beyond related to exit activities associated with the continued integration of the Inovis business.

(16) Asset Impairment Charges

During the years ended December 31, 2009 and 2010, the Company did not record any asset impairment charges.  During the year ended December 31, 2008, the Company recorded asset impairment charges of $2,974.  The 2008 asset impairment charges included $57 related to certain internal-use software projects that were not completed and $2,917 relating to intangible assets originally acquired in a 2006 acquisition.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

(17)  Pension and Other Retirement Benefits

(a)  Defined Benefit Retirement Plans

While the Company does not sponsor a defined benefit retirement plan within the U.S., it does sponsor defined benefit retirement plans in several non-U.S. jurisdictions which cover a substantial portion of the Company’s employees in various countries around the world, the most material of which are in Germany and the Philippines.

The Company’s German and Philippine subsidiaries, GXS GmbH and GXS Philippines, Inc., respectively, maintain noncontributory defined benefit retirement plans covering certain of its employees.  The cost of providing benefits to eligible participants under the defined benefit retirement plans is calculated using the plans’ benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service, and certain actuarial assumptions.  The German subsidiary’s plan has been closed to new participants since 2002.

Estimating retirement plan assets, liabilities and costs requires the use of significant judgment, including extensive use of actuarial assumptions.  These include the long-term rate of return on plan assets, the interest rate used to discount projected benefit payments, and future salary increases. Given the long-term nature of the assumptions being made, actual outcomes typically differ from these estimates.

Annual benefit cost consists of three primary elements:  the cost of benefits earned by employees for services rendered during the year, an interest charge on plan liabilities and an assumed return on the Philippine subsidiary’s plan assets for the year (there are no plan assets under the German subsidiary’s plan).  The annual cost also includes gains and losses resulting from changes in actuarial assumptions, as well as gains and losses resulting from changes made to plan benefit terms.

The Company recognizes a liability on the consolidated balance sheets equal to the unfunded status of each of its defined benefit retirement plans.  The funded status is the difference between the fair value of the plan’s assets (if any) and the benefit obligation.  Changes in plan assets and liabilities due to differences between actuarial assumptions and the actual results of the plan are recorded directly to accumulated other comprehensive loss in stockholders’ deficit on the consolidated balance sheet rather than charged to earnings. These differences are then amortized over future years as a component of annual benefit cost.  The Company amortizes actuarial differences on a straight-line basis over the average remaining service period of eligible employees.  It recognizes the difference between the actual and expected return on plan assets over five years.  The deferral of these differences reduces the volatility of the Company’s annual benefit cost that can result either from year-to-year changes in the assumptions or from actual results that are not necessarily representative of the long-term financial position of these plans.

Reconciliation of Funded Status and Accumulated Benefit Obligation

Expenses for the defined benefit retirement plans are developed from actuarial valuations prepared by third parties. The following summarizes the projected benefit obligations, plan assets and funded status of the defined benefit retirement plans.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

	2009			2010
	Germany	Philippines	Combined	Germany	Philippines	Combined
Change in benefit obligation
Benefit obligation – beginning of period	$(16,327)	$(323)	$(16,650)	$(17,419)	$(951)	$(18,370)
Service cost	(169)	(156)	(325)	(128)	(335)	(463)
Interest cost	(919)	(45)	(964)	(868)	(92)	(960)
Pension payments	734	15	749	732	—	732
Actuarial gain (loss)	(306)	(455)	(761)	(2,626)	316	(2,310)
Foreign currency exchange effects	(432)	13	(419)	1,476	(56)	1,420
Benefit obligation – end of period	$(17,419)	$(951)	$(18,370)	$(18,833)	$(1,118)	$(19,951)
Change in plan assets
Fair value of assets – beginning of period	$—	$27	$27	$—	$24	$24
Actual return on plan assets	—	1	1	—	7	7
Benefits paid	—	(4)	(4)	—	—	—
Foreign currency exchange effects	—	—	—	—	2	2
Fair value of plan assets – end of period	$—	$24	$24	$—	$33	$33
Funded status – end of period	$(17,419)	$(927)	$(18,346)	$(18,833)	$(1,085)	$(19,918)

Amounts recognized on the consolidated balance sheets as of December 31, 2009 and 2010, consisted of the following:

	2009			2010
	Germany	Philippines	Combined	Germany	Philippines	Combined
Noncurrent assets	$—	$24	$24	$—	$33	$33
Current liabilities	(772)	—	(772)	(760)	—	(760)
Noncurrent liabilities	(16,647)	(975)	(17,622)	(18,073)	(1,127)	(19,200)
Net liability recognized	$(17,419)	$(951)	$(18,370)	$(18,833)	$(1,094)	$(19,927)

The net periodic benefit cost for these defined benefit retirement plans was $1,642, $1,255 and $1,415 for the years ended December 31, 2008, 2009 and 2010, respectively.

Retirement Plan Assumptions

The Company calculates the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following tables summarize the weighted average assumptions used to determine benefit obligations and net periodic benefit costs, respectively:

	2009		2010
	Germany	Philippines	Germany	Philippines
Benefit obligations
Discount rate	5.80%	9.25%	5.50%	8.25%
Salary increase rate	2.00%	8.50%	1.50%	7.00%
Normal retirement age	65	60	65	60
Net periodic benefit costs
Discount rate	5.80%	9.25%	5.50%	8.25%
Rate of return on plan assets	—	9.25%	—	7.25%
Salary increase rate	2.00%	8.50%	1.50%	7.00%
Normal retirement age	65	60	65	60

Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan assets, which are reviewed and updated on an annual basis.  The discount rates reflect market rates for high-quality corporate bonds in Germany and long-term Philippine Treasury Bonds in the Philippines.  The Company considers current market conditions, including changes in interest rates, in making assumptions.  In establishing the

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

expected return on assets assumption, it reviews the asset allocations considering plan maturity and develops return assumptions based on different asset classes.  The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments in the plan.  Pension plan assets in the Philippines are managed by the Bank of the Philippine Islands (“BPI”) in accordance with general instructions from the local subsidiary’s management.  The salary increase rate is comprised of general inflationary increases plus a further increase for individual productivity, merit and promotion.

The benefits expected to be paid from the defined benefit retirement plans in each of the next five years ending December 31 and in aggregate the five years thereafter are as follows:

	2010
	Germany	Philippines	Combined
2011	$760	$5	$765
2012	803	6	809
2013	834	9	843
2014	936	11	947
2015	1,041	24	1,065
2016-2020	6,591	471	7,062

 (b) Defined Contribution Retirement Plans

The Company maintains a defined contribution retirement plan, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for certain of its U.S. domestic employees.  Prior to February 26, 2009, the Company matched certain contributions under the 401(k) Plan of up to 100% of the employee’s contribution of the first 3% of the employee’s salary, and 50% of the next 2% of salary, up to total matching contributions of 4% of the employee’s compensation.  On February 26, 2009, the Company discontinued matching contributions to the 401(k) Plan.  The Company reinstated matching contributions on April 1, 2010, but at 100% of employee contributions up to 2% of salary.  The Company recognized compensation expense for this plan of $2,462, $394, and $1,180, for the years ended December 31, 2008, 2009 and 2010, respectively.

The Company also maintains other defined contribution retirement plans in several non-U.S. jurisdictions, the most material of which is in the U.K.  It recognized compensation expense for this plan of $766, $251, and $442, for the years ended December 31, 2008, 2009 and 2010, respectively.

The remainder of other defined contribution retirement plans maintained in non-U.S. jurisdictions is not material to the Company’s financial position or results of operations.

(18)  Stock Option Plans

GXS Holdings, Inc. Stock Incentive Plan

GXS Holdings sponsors a stock option plan (the GXS Holdings, Inc. Stock Incentive Plan or “Holdings Plan”) that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.  The Holdings Plan provides for the grant of awards to acquire up to 18,836 shares of GXS Holdings common stock.  The Company granted 946 options from the Holdings Plan during the year ended December 31, 2010.

Options granted under the Holdings Plan prior to September 1, 2004 vest in various amounts over periods of up to eight years.  The options granted on or after September 1, 2004 vest 25% on the first anniversary of the grant date.  Thereafter, these options vest at a rate of 1/36 per month over the three-year period following the first anniversary of the grant date.  The options are generally not exercisable until an initial public offering or seven years from the date of grant.  Upon exercise of the options, GXS Holdings has the right to repurchase the common stock for the lower of fair market value or the exercise price following termination of employment for cause or for fair market value following termination for other than cause.  This repurchase right terminates upon the earlier of an initial public offering, which raises proceeds of at least $75,000, or twelve months from the date of termination of employment.  Fair market value is determined by the closing price of the stock on the last date before determination, if publicly traded.  Otherwise, fair market value is determined by a committee of the board of directors.  All options have been granted with an exercise price of $0.50 per share.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

Effective with the Merger, shares reserved and granted under the Holdings Plan were subject to a conversion into shares and grants in GXS Group, Inc. at a conversion rate of approximately 18 to 1 (specifically a conversion factor of was 0.056022246 applied to the number and pricing of Holdings Plan options), and remain outstanding with their existing vesting schedules, expiration dates and subject to other terms of the Holdings Plan, which GXS Group, Inc. assumed upon the Merger.  By using this conversion factor, the Company converted 11,466 shares of the Holdings Plan options into 642 shares of GXS Group options and increased the exercise price from $0.50 per share to $8.93 per share.  The conversion also reduced the total authorized number of Holdings Plan options that could be awarded from 18,836 to 1,055.  However, no additional options will be granted from this plan, therefore the maximum number of plan options in the pool, will be the same as the number outstanding at the end of a measurement period.

A summary of the Holdings Plan common stock options granted, exercised, forfeited, converted and outstanding for the years ended December 31, 2008, 2009 and 2010 is as follows:

	2008	2009	2010
Outstanding at beginning of the year	13,917	11,901	12,055
Granted	4,749	2,324	946
Exercised	—	—	—
Forfeited	(6,765)	(2,170)	(1,535)
Subtotal - Outstanding at date of Inovis Merger June 2, 2010)	11,901	12,055	11,466

Outstanding after application of conversion rate - for 2010 only	—	—	642
Granted after conversion - for 2010 only	—	—	—
Exercised after conversion - for 2010 only	—	—	—
Forfeited after conversion - for 2010 only	—	—	(19)
Outstanding at the end of the year	11,901	12,055	623

As of December 31, 2010, 443 of the Holdings Plan options were vested.  The fair value of options granted to purchase common stock was computed in accordance with FASB ASC Topic 718.

The estimated fair value of options granted in 2008 was $522, of which $117 was recognized through stock compensation expense in 2008.  The estimated fair value of options granted in 2009 was $74, of which $6 was recognized through stock compensation expense in 2009.

2010 GXS Group, Inc. Long Term Incentive Plan

In connection with the Merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010 that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.   The Group LTIP provides for the grant of awards to acquire up to 14,000 shares of GXS Group common stock with maximum limits to any one individual of 2,500 share options in a calendar year and 1,500 share awards (or $6,300) per calendar year measured as of the date of grant.  The Company granted 6,545 options from the Group LTIP during the year ended December 31, 2010.

The Group LTIP options are generally not exercisable until an initial public offering or seven years from the date of grant.  Upon exercise of the options, GXS Group has the right to repurchase the common stock for the lower of fair market value or the exercise price following termination of employment for cause or for fair market value following termination for other than cause.  This repurchase right terminates upon the earlier of an initial public offering, which raises proceeds of at least $100,000, or twelve months from the date of termination of employment.  Fair market value is determined by the closing price of the stock on the last date before determination, if publicly traded.  Otherwise, fair market value is determined by a committee of the board of directors.  All new options under the Group LTIP have been granted with an exercise price of $1.26 per share.

A summary of the Group LTIP common stock options granted, exercised, forfeited and outstanding for the year ended December 31, 2010 is as follows:

2010
Outstanding at beginning of the year	—
Granted	6,545
Exercised	—
Forfeited	(497)
Outstanding at the end of the year	6,048

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

As of December 31, 2010, none of the Group LTIP options were vested as the first grants issued under the plan are less than one year old.  The fair value of options granted to purchase common stock was computed in accordance with FASB ASC Topic 718.  The amount reflected below is the aggregate grant date fair value for the grants during the fiscal year ended December 31, 2010 under this plan, computed in accordance with applicable accounting guidelines.  The fair value of each grant was estimated using the Black-Sholes option-pricing model assuming no dividends, expected volatility of 85.0%, expected average option life of 4.0 years and a weighted-average fair value per share of $0.77.

The estimated fair value of options granted in 2010 under both plans was $2,540, of which $241 was recognized through stock compensation expense in 2010.  Stock compensation expense for the years ended December 31, 2008, 2009 and 2010, was $125, $150 and $403, respectively.

Stock appreciation rights granted in 2008 were cancelled subsequent to the Inovis Merger in 2010 and replaced with new stock appreciation rights that are fully vested.  These stock appreciation rights are exercisable in the event of a change in control or initial public offering of GXS Holdings or certain other liquidity events in defined amounts based upon the fair market value of GXS Holdings outstanding capital stock at the time of the liquidity event.  Compensation expense would be recognized if such an event occurs.

(19)  Contingencies

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business, none of which management believes are likely to have a material adverse effect on the Company’s financial position or results of operations.

In 2006, Inovis became aware of patent infringement allegations by a third party against certain customers of one of Inovis’ software technology products.  In July 2007, Inovis filed a complaint for declaratory judgment against the third party in the United States District Court of Delaware, seeking a judgment and declaration that neither Inovis nor any of its customers have infringed on the patent at issue.  Inovis filed a Request for Reexamination of such patent with the U.S. Patent and Trademark Office (the “USPTO”), which was accepted in May 2008, resulting in the amendment and/or cancellation of certain of the patent claims.  In September 2009, the USPTO granted a second Request for Reexamination of the patent filed by Inovis, finding a substantial new question of patentability with respect to all claims.  In March 2010, the USPTO issued an initial ruling rejecting all of the claims in the patent, in response to which the patent holder filed amended claims.  In December 2010, the USPTO issued a final ruling cancelling certain of the patent claims and leaving one amended claim and its dependent claims.  The litigation is currently stayed, but may resume in 2011.  Although the Company believes that the third party’s patent infringement allegations are without merit, there can be no assurance that the Company will prevail in the litigation.  An amount of potential loss, if any, cannot be determined at this time.

(20)  Related Party Transactions

Prior to the Merger, the Company had an agreement with Francisco Partners, the controlling stockholder of GXS Holdings, under which the Company had agreed to pay Francisco Partners an annual fee of $2,000 plus expenses for financial advisory and consulting services (“the Monitoring Agreement”). The expense related to the fees payable under the Monitoring Agreement was $2,000 for each of the years ended December 31, 2008 and 2009, respectively, and $833 for the period January 1, 2010 through June 2, 2010. Francisco Partners waived the payment of $2,000 of fees earned during the year ended December 31, 2008 and 2009, respectively, and $833 of fees earned for the period January 1, 2010 through June 2, 2010.  Such amounts were recorded as contributions to additional paid-in capital in the consolidated statements of changes in stockholder’s deficit.  The Company paid Francisco Partners a merger advisory fee of $3,000 prior to the closing of the Merger.  The Company also reimbursed Francisco Partners for incurred expenses of $82, $59 and $103 for the years ended December 31, 2008, 2009 and 2010, respectively.

On June 2, 2010, the Company terminated the Monitoring Agreement and entered into a new management agreement pursuant to which the Company agreed to pay in the aggregate an annual fee of $4,000 to Francisco Partners and certain former stockholders of Inovis, Golden Gate Capital and Cerebus Partners, in exchange for financial advisory and consulting services (“the Management Agreement”).  The Management Agreement has a term of ten years.  The expense related to the annual management fee was $4,000 for the period from June 2, 2010 through December 31, 2010.  On December 22, 2010 the Company made a partial payment of $2,868 to Francisco Partners and remaining unpaid fees payable to Golden Gate Capital and Cerebus Partners of $1,132 were included in accrued liabilities and other current liabilities as of December 31, 2010.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(In thousands, except per share amounts)

(21)  Quarterly Results of Operations (unaudited)

The summary financial information below shows the revenues, operating income, net income (loss) and net income (loss) attributable to GXS Worldwide, by quarter for the years ended December 31, 2009 and 2010, respectively.

2009	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$83,846	$86,864	$88,729	$90,737
Operating income	9,657	9,963	17,578	19,149
Net income (loss)	(4,339)	(2,867)	(1,218)	(17,108)
Net income (loss) attributable to GXS Worldwide	(4,347)	(2,860)	(1,249)	(17,047)

2010	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$84,686	$97,649	$114,138	$121,456
Operating income	13,041	12,685	19,156	19,741
Net income (loss)	(10,669)	28,035	(3,002)	(10,362)
Net income (loss) attributable to GXS Worldwide	(10,640)	28,056	(2,995)	(10,436)

The Company’s quarterly results of operations (revenue, operating income and net income (loss) attributable to GXS Worldwide) are generally not impacted by seasonality due to the nature of its customer contracts.  The quarterly results of operations for the quarters ended June 30, September 30, and December 31, 2010, respectively, reflect the combined results of Inovis, which was acquired on June 2, 2010.

(22)  Supplemental Condensed Consolidated Financial Information

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Balance Sheet
December 31, 2009
(In thousands)

			Non-
Assets	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$12,983	$12,566	$—	$25,549
Receivables, net	—	33,951	56,077	—	90,028
Prepaid expenses and other assets	—	7,800	12,742	—	20,542
Advances to subsidiaries	—	504,773	198,220	(702,993)	—
Total current assets	—	559,507	279,605	(702,993)	136,119
Restricted cash	—	227,580	—	—	227,580
Investments in subsidiaries	423,773	13,168	—	(436,941)	—
Property and equipment, net	—	84,196	7,012	—	91,208
Goodwill	—	58,087	17,769	—	75,856
Intangible assets, net	—	700	8,554	—	9,254
Other noncurrent assets	—	7,731	3,652	—	11,383
Deferred financing costs	22,622	—	—	—	22,622
Total Assets	$446,395	$950,969	$316,592	$(1,139,934)	$574,022

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$3,322	$4,176	$3,497	$—	$10,995
Other current liabilities	3,777	29,474	50,108	—	83,359
Advances from affiliates	—	465,977	237,016	(702,993)	—
Total current liabilities	7,099	499,627	290,621	(702,993)	94,354
Long-term debt less current maturities	766,450	—	—	—	766,450
Other liabilities	11,848	27,569	12,563	—	51,980
Total liabilities	785,397	527,196	303,184	(702,993)	912,784
Stockholder’s equity (deficit)
Stockholder’s equity (deficit) GXS Worldwide Inc.	(339,002)	423,773	13,168	(436,941)	(339,002)
Non-controlling interest	—	—	240	—	240
Total equity (deficit)	(339,002)	423,773	13,408	(436,941)	(338,762)
Total Liabilities and Stockholder’s Equity (Deficit)	$446,395	$950,969	$316,592	$(1,139,934)	$574,022

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Balance Sheet
December 31, 2010
(In thousands)

			Non-
Assets	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$6,358	$9,968	$—	$16,326
Receivables, net	—	46,570	51,168	—	97,738
Prepaid expenses and other assets	139	13,385	13,119	—	26,643
Advances to subsidiaries	—	803,900	208,232	(1,012,132)	—
Total current assets	139	870,213	282,487	(1,012,132)	140,707
Investments in subsidiaries	501,083	28,461	—	(529,544)	—
Property and equipment, net	—	88,423	7,100	—	95,523
Goodwill	—	237,960	26,897	—	264,857
Intangibles assets, net	—	123,377	17,980	—	141,357
Other noncurrent assets	—	9,397	7,333	—	16,730
Deferred financing costs	19,262	—	—	—	19,262
Total Assets	$520,484	$1,357,831	$341,797	$(1,541,676)	$678,436

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$8,000	$—	$—	$—	$8,000
Trade payables	94	9,097	3,671	—	12,862
Other current liabilities	9,941	51,828	41,607	—	103,376
Advances from affiliates	—	762,233	249,899	(1,012,132)	—
Total current liabilities	18,035	823,158	295,177	(1,012,132)	124,238
Long-term debt less current maturities	769,115	—	—	—	769,115
Other liabilities	—	33,590	17,902	—	51,492
Total liabilities	787,150	856,748	313,079	(1,012,132)	944,845
Stockholder’s equity (deficit)
Stockholder’s equity (deficit) GXS Worldwide Inc.	(266,666)	501,083	28,461	(529,544)	(266,666)
Non-controlling interest	—	—	257	—	257
Total equity (deficit)	(266,666)	501,083	28,718	(529,544)	(266,409)
Total Liabilities and Stockholder’s Equity (Deficit)	$520,484	$1,357,831	$341,797	$(1,541,676)	$678,436

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2008
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$306,439	$213,428	$(148,233)	$371,634
Costs and operating expenses	—	249,463	200,519	(148,233)	301,749
Restructuring charges	—	3,607	2,352	—	5,959
Asset impairment charges	—	—	2,974	—	2,974
Merger and acquisition fees	781	—	—	—	781

Operating income	(781)	53,369	7,583	—	60,171
Other income (expense), net	(52,345)	15,225	(14,560)	—	(51,680)

Income (loss) before income taxes	(53,126)	68,594	(6,977)	—	8,491
Provision for income taxes	—	594	2,351	—	2,945

Income (loss) before equity in income
(loss) of subsidiaries	(53,126)	68,000	(9,328)	—	5,546
Equity in income (loss) of subsidiaries	58,672	(9,328)	—	(49,344)	—

Net income (loss)	5,546	58,672	(9,328)	(49,344)	5,546
Adjustments to pension liabilities	—	2,220	—	—	2,220
Unrealized loss on interest rate swap	(10,894)	—	—	—	(10,894)
Foreign currency translation adjustments	—	—	(7,752)	—	(7,752)
Dividends from subsidiaries	—	1,285	—	(1,285)	—

Comprehensive income (loss)	(5,348)	62,177	(17,080)	(50,629)	(10,880)
Less: Comprehensive income (loss) attributable to non-controlling interest	—	—	(130)	—	(130)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(5,348)	$62,177	$(16,950)	$(50,629)	$(10,750)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2009
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$277,944	$199,693	$(127,461)	$350,176
Costs and operating expenses	—	221,744	189,462	(127,461)	283,745
Restructuring charges	—	3,489	4,060	—	7,549
Merger and acquisition fees	2,535	—	—	—	2,535

Operating income	(2,535)	52,711	6,171	—	56,347
Other income (expense), net	(83,801)	10,803	(10,140)	—	(83,138)

Income (loss) before income taxes	(86,336)	63,514	(3,969)	—	(26,791)
Provision (benefit) for income taxes	—	926	(2,185)	—	(1,259)

Income (loss) before equity in income
(loss) of subsidiaries	(86,336)	62,588	(1,784)	—	(25,532)
Equity in income (loss) of subsidiaries	60,804	(1,784)	—	(59,020)	—

Net income (loss)	(25,532)	60,804	(1,784)	(59,020)	(25,532)
Adjustments to pension liabilities	—	—	(774)	—	(774)
Unrealized loss on interest rate swap	10,894	—	—	—	10,894
Foreign currency translation adjustments	—	—	1,926	—	1,926
Dividends from subsidiaries	—	5,865	—	(5,865)	—

Comprehensive income (loss)	(14,638)	66,669	(632)	(64,885)	(13,486)
Less: Comprehensive income (loss) attributable to non-controlling interest	—	—	(29)	—	(29)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(14,638)	$66,669	$(603)	$(64,885)	$(13,457)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2010
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$339,563	$210,888	$(132,522)	$417,929
Costs and operating expenses	—	275,044	194,870	(132,522)	337,392
Restructuring charges	—	4,685	950	—	5,635
Loss on disposition of assets	—	1,724	—	—	1,724
Merger and acquisition fees	8,555	—	—	—	8,555

Operating income	(8,555)	58,110	15,068	—	64,623
Other income (expense), net	(86,224)	10,784	(10,709)	—	(86,149)

Income (loss) before income taxes	(94,779)	68,894	4,359	—	(21,526)
Provision (benefit) for income taxes	—	(27,923)	2,395	—	(25,528)

Income (loss) before equity in income
(loss) of subsidiaries	(94,779)	96,817	1,964	—	4,002
Equity in income (loss) of subsidiaries	98,781	1,964	—	(100,745)	—

Net income (loss)	4,002	98,781	1,964	(100,745)	4,002
Adjustments to pension liabilities	—	—	(1,329)	—	(1,329)
Foreign currency translation adjustments	—	—	(361)	—	(361)
Dividends from subsidiaries	—	1,338	—	(1,338)	—

Comprehensive income (loss)	4,002	100,119	274	(102,083)	2,312
Less: Comprehensive income (loss) attributable to non-controlling interest	—	—	17	—	17
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$4,002	$100,119	$257	$(102,083)	$2,295

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Year Ended December 31, 2008
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,546	$58,672	$(9,328)	$(49,344)	$5,546
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	—	50,927	6,391	—	57,318
Asset impairment charges	—	—	2,974	—	2,974
Deferred income taxes	—	579	(1,183)	—	(604)
Amortization of deferred financing costs	2,118	—	—	—	2,118
Gain on sale of investments	—	(116)	(380)	—	(496)
Stock compensation expense	—	125	—	—	125
Accretion of interest on GXS Holdings notes	3,974	—	—	—	3,974
Proportionate share of gain in investee companies and investment write-downs	—	424	—	—	424
Equity in net (income) loss of subsidiaries	(58,672)	9,328	—	49,344	—
Changes in operating assets and liabilities, net	55,445	(72,634)	17,755	—	566
Net cash provided by operating activities	8,411	47,305	16,229	—	71,945

Cash flows for investing activities:
Purchases of property and equipment	—	(34,228)	(980)	—	(35,208)
Purchase of Interchange, net of cash acquired of $1,618	—	—	(8,738)	—	(8,738)
Proceeds from sale and liquidation of investments	—	312	688	—	1,000
Net cash used in investing activities	—	(33,916)	(9,030)	—	(42,946)

Cash flows from financing activities:
Repayment of long-term debt	(3,350)	—	—	—	(3,350)
Payment for repurchase of Company preferred stock	(5,000)	—	—	—	(5,000)
Payment of financing costs	(61)	—	—	—	(61)
Net cash used in financing activities	(8,411)	—	—	—	(8,411)

Effect of exchange rate changes on cash	—	—	(2,145)	—	(2,145)

Decrease in cash and cash equivalents	—	13,389	5,054	—	18,443
Cash and cash equivalents, beginning of year	—	11,283	18,137	—	29,420
Cash and cash equivalents, end of period	$—	$24,672	$23,191	$—	$47,863

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Year Ended December 31, 2009
(In thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(25,532)	$60,804	$(1,784)	$(59,020)	$(25,532)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	—	33,853	19,659	—	53,512
Deferred income taxes	—	789	(4,741)	—	(3,952)
Write-off of deferred financing costs	9,588	—	—	—	9,588
Amortization of deferred financing costs	3,486	—	—	—	3,486
Unrealized loss on interest rate swap	11,848	—	—	—	11,848
Stock compensation expense	—	150	—	—	150
Accretion of interest on GXS Holdings notes	4,477	—	—	—	4,477
Equity in net (income) loss of subsidiaries	(60,804)	1,784	—	59,020	—
Changes in operating assets and liabilities, net	84,365	(78,547)	(16,799)	—	(10,981)
Net cash provided by (used in) operating activities	27,428	18,833	(3,665)	—	42,596

Cash flows for investing activities:
Purchases of property and equipment	—	(30,521)	(1,308)	—	(31,829)
Increase in restricted cash	(227,580)	—	—	—	(227,580)
Net cash provided by (used in) investing activities	(227,580)	(30,521)	(1,308)	—	(259,409)

Cash flows from financing activities:
Repayment of long-term debt	(505,813)	—	—	—	(505,813)
Proceeds from long-term debt issuance	766,392	—	—	—	766,392
Borrowings under revolving credit facility	45,000	—	—	—	45,000
Repayments under revolving credit facility	(45,000)	—	—	—	(45,000)
Repayment of obligations of GXS Holdings	(35,000)	—	—	—	(35,000)
Payment of deferred purchase price	—	—	(6,666)	—	(6,666)
Payment of financing costs	(25,427)	—	—	—	(25,427)
Net cash provided by (used in) financing activities	200,152	—	(6,666)	—	193,486

Effect of exchange rate changes on cash	—	—	1,013	—	1,013

Increase in cash and cash equivalents	—	(11,688)	(10,626)	—	(22,314)
Cash and cash equivalents, beginning of year	—	24,671	23,192	—	47,863
Cash and cash equivalents, end of period	$—	$12,983	$12,566	$—	$25,549

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statement of Cash Flows
Year Ended December 31, 2010
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,002	$98,781	$1,964	$(100,745)	$4,002
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	—	43,280	5,428	—	48,708
Deferred income taxes	—	408	304	—	712
Change in deferred tax asset valuation allowance resulting from a business acquisition	—	(28,595)	—	—	(28,595)
Loss on disposition of assets	—	1,724	—	—	1,724
Amortization of deferred financing costs	7,689	—	—	—	7,689
Unrealized gain on interest rate swap	(7,165)	—	—	—	(7,165)
Stock compensation expense	—	403	—	—	403
Equity in net (income) loss of subsidiaries	(98,781)	(1,964)	—	100,745	—
Changes in operating assets and liabilities, net	87,135	(97,264)	274	—	(9,855)
Net cash provided by (used in) operating activities	(7,120)	16,773	7,970	—	17,623

Cash flows for investing activities:
Purchases of property and equipment	—	(31,373)	(3,948)	—	(35,321)
Proceeds from sale of assets	—	400	—	—	400
Purchase of Inovis, net of cash acquired of $14,440	—	(220,005)	—	—	(220,005)
Decrease in restricted cash	—	227,580	—	—	227,580
Net cash provided by (used in) investing activities	—	(23,398)	(3,948)	—	(27,346)

Cash flows from financing activities:
Borrowings under revolving credit facility	31,000	—	—	—	31,000
Repayments under revolving credit facility	(23,000)	—	—	—	(23,000)
Payment of deferred purchase price	—	—	(6,685)	—	(6,685)
Payment of financing costs	(880)	—	—	—	(880)
Net cash provided by (used in) financing activities	7,120	—	(6,685)	—	435

Effect of exchange rate changes on cash	—	—	65	—	65

Decrease in cash and cash equivalents	—	(6,625)	(2,598)	—	(9.223)
Cash and cash equivalents, beginning of year	—	12,983	12,566	—	25,549
Cash and cash equivalents, end of period	$—	$6,358	$9,968	$—	$16,326

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
as of and for Each of the Years Ended
December 31, 2008, 2009 and 2010
(In thousands)

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe		Deductions - describe		Balance at end of period
For the year ended December 31, 2010:
Allowance for doubtful accounts	$3,654	598		(b)	(270	) (a)	$3,982
Allowance for sales credits	$10,695	19,243		(b)	(21,550	) (c)	$8,388
							$12,370
For the year ended December 31, 2009:
Allowance for doubtful accounts	$2,953	1,120	1	(b)	(420	) (a)	$3,654
Allowance for sales credits	$10,529	18,452		(b)	(18,286	) (c)	$10,695
							$14,349
For the year ended December 31, 2008:
Allowance for doubtful accounts	$2,448	660		(b)	(155	) (a)	$2,953
Allowance for doubtful accounts	$8,052	16,099		(b)	(13,622	) (c)	$10,529
							$13,482
________________

(a)	Bad debt write-offs, net of recoveries.

(b)	Impact of foreign exchange.

(c)	Charges to sales allowance recorded through revenue.

S-1