Form 10-Q
period 2011-03-31
GXS Worldwide, Inc.
filed 2011-05-16
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to

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

As of May 12, 2011, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

GXS WORLDWIDE, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2011

In this Quarterly Report on Form 10-Q, all references to “our,” “us,” “we,” “the Company” and “GXS” refer to GXS Worldwide, Inc. and its subsidiaries as a consolidated entity, unless the context otherwise requires or where otherwise indicated.  All references to “Inovis” refer to Inovis International, Inc., which the Company acquired on June 2, 2010.

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

PART I.   FINANCIAL INFORMATION

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2010	March 31, 2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,326	$19,405
Receivables, net	97,738	102,811
Prepaid expenses and other assets	26,643	29,213
Total current assets	140,707	151,429

Property and equipment, net	95,523	98,976
Goodwill	264,857	267,826
Intangible assets, net	141,357	136,238
Deferred financing costs	19,262	18,240
Other assets	16,730	17,273

Total Assets	$678,436	$689,982

Liabilities and Stockholder's Deficit
Current liabilities:
Borrowings under revolving credit facility	$8,000	$––
Trade payables	12,862	11,303
Deferred income	43,101	48,984
Accrued expenses and other current liabilities	60,275	77,029
Total current liabilities	124,238	137,316

Long-term debt	769,115	769,796
Deferred income tax liabilities	7,580	6,690
Other liabilities	43,912	44,669
Total liabilities	944,845	958,471

GXS Worldwide, Inc. stockholder's deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	427,892	428,521
Accumulated deficit	(686,162)	(689,966)
Accumulated other comprehensive loss	(8,397)	(7,312)
Total GXS Worldwide, Inc. stockholder's deficit	(266,666)	(268,756)
Non-controlling interest	257	267
Total stockholder’s deficit	(266,409)	(268,489)

Total Liabilities and Stockholder’s Deficit	$678,436	$689,982

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2010	2011
Revenues	$84,686	$114,108

Costs and operating expenses:
Cost of revenues	44,056	62,629
Sales and marketing	11,481	15,459
General and administrative	13,337	18,184
Restructuring charges	286	201
Merger and acquisition fees	2,485	26
Operating income	13,041	17,609

Other income (expense):
Interest income	39	21
Interest expense	(22,221)	(20,970)
Other income (expense), net	(852)	456
Loss before income taxes	(9,993)	(2,884)

Income tax expense	676	910
Net loss	(10,669)	(3,794)
Less: Net income (loss) attributable to non-controlling interest	(29)	10
Net loss attributable to GXS Worldwide, Inc.	$(10,640)	$(3,804)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2010	2011

Net loss	$(10,669)	$(3,794)
Foreign currency translation adjustments	(665)	1,085
Comprehensive loss	(11,334)	(2,709)
Less: Comprehensive income (loss) attributable to non-controlling interest	(29)	10
Comprehensive loss attributable to GXS Worldwide, Inc.	$(11,305)	$(2,719)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total stockholder's deficit
Balance at December 31, 2010	$1	$427,892	$(686,162)	$(8,397)	$257	$(266,409)
Net income (loss)	––	––	(3,804)	––	10	(3,794)
Stock compensation expense	––	209	––	––	––	209
Foreign currency translation adjustments	––	––	––	1,085	––	1,085
Contribution by GXS Group, Inc.	––	420	––	––	––	420
Balance at March 31, 2011	$1	$428,521	$(689,966)	$(7,312)	$267	$(268,489)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2010	2011
Cash flows from operations:
Net loss	$(10,669)	$(3,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,555	12,922
Deferred income taxes	143	135
Amortization of deferred financing costs and debt discount	1,847	1,763
Unrealized gain on interest rate swap	(1,042)	(2,365)
Stock compensation expense	41	209
Changes in operating assets and liabilities, net of effect of business acquisition:
(Increase) decrease in receivables	6,475	(4,731)
Increase in prepaid expenses and other assets	(454)	(4,376)
Decrease in trade payables	(507)	(1,721)
Increase (decrease) in deferred income	(1,388)	5,365
Increase in accrued expenses and other liabilities	16,448	19,544
Other	660	(296)
Net cash provided by operating activities	20,109	22,655

Cash flows from investing activities:
Purchases of property and equipment	(9,091)	(10,790)
Business acquisitions, net of cash acquired ($4 for three months ended March 31, 2011)	––	(1,125)
Increase in restricted cash	(3)	––
Net cash used in investing activities	(9,094)	(11,915)

Cash flows from financing activities:
Repayments under revolving credit facility	––	(8,000)
Payment of financing costs	(50)	(2)
Net cash used in financing activities	(50)	(8,002)

Effect of exchange rate changes on cash	(539)	341

Increase in cash and cash equivalents	10,426	3,079
Cash and cash equivalents, beginning of year	25,549	16,326
Cash and cash equivalents, end of period	$35,975	$19,405

Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$298
Cash paid for income taxes	$521	$669

Noncash investing and financing activities:
Management fees waived by Francisco Partners	$500	$––
Fair value of equity securities issued in business acquisition	$—	$420

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(1)	Business and Basis of Presentation

GXS Worldwide, Inc. and its subsidiaries (“GXS Worldwide” or “the Company”) are primarily engaged in the business of providing transaction management infrastructure products and services that enable companies to electronically exchange essential business documents.  The Company’s services and solutions enable customers to manage mission critical supply chain functions and financial transactions related to the exchange of goods and services.  Customers and their trading partners do business together via GXS Trading Grid®, a globally-accessible, cloud-computing platform specifically designed for business-to-business (“B2B”) e-commerce.  The Company is a wholly-owned subsidiary of GXS Holdings, Inc. (“GXS Holdings”), its direct parent company, and is an indirect wholly-owned subsidiary of GXS Group, Inc. (“GXS Group”), the ultimate parent company.

On June 2, 2010, GXS Holdings acquired Inovis International, Inc. (“Inovis”), a provider of integrated B2B services and solutions that manage the flow of e-commerce information for global trading communities.  Following the transaction, Inovis was merged with and into GXS, Inc. (“GXSI”), an indirect wholly-owned subsidiary and a guarantor of the Company’s notes, and the Company became an indirect wholly-owned subsidiary of GXS Group (previously known as Griris Holding Company, Inc.).  Certain foreign subsidiaries of Inovis became wholly-owned subsidiaries of GXSI.  The results of operations for Inovis since its acquisition on June 2, 2010 are included and reflected in the condensed consolidated results of operations and financial condition for the three months ended March 31, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations.

Interim results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year.  For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K, filed under the Securities Act with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

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

Acquisitions are accounted for using the purchase method of accounting prescribed in Financial Accounting Standards (“FAS”) Codification 805 – Business Combinations.  Under this standard, assets and liabilities acquired are recorded at their fair values on the date of acquisition.  Certain long-lived assets recorded at their fair values including property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets will result in additional depreciation and amortization expense after the acquisition.  The amount of depreciation and amortization will be based upon the assets’ fair values at date of acquisition and the estimated useful lives of the respective assets.  Revenue and operating income in the twelve months following the acquisition will be affected by a reduction of deferred revenue to reflect estimated fair value of the obligation which includes estimated cost to deliver and the associated margin.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
(In thousands, except per share amounts)
(c)    Foreign Currency

The financial statements of most subsidiaries located outside of the United States are measured using the local currency as the functional currency.  Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date.  Income and expense items are translated at average monthly rates of exchange.  The resulting translation gains and losses are included as a separate component of accumulated other comprehensive loss included in stockholder’s deficit.  Gains and losses from transactions in foreign currency are included in the condensed consolidated statements of operations within other income (expense), net.

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

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2009-13 – Revenue Arrangements with Multiple Deliverables, which requires companies to allocate the overall arrangement consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence (“VSOE”) or other third-party evidence of the selling price.  The Company identified no significant impact on its condensed consolidated results of operations and financial condition of adopting ASU 2009-13.  For non-software arrangements with more than one element of revenue with stand-alone value, the Company allocates revenue to each component based on VSOE, or third party evidence of selling price when available, or estimated selling price.  VSOE for software maintenance is based on contractual renewal rates.  Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

In certain arrangements, the Company sells transaction processing along with implementation and start-up services.  The implementation and start-up services typically do not have stand-alone value and, therefore, are not separated.  Implementation and start-up services are recognized over the term of the related transaction processing arrangement.  In some arrangements, the Company also sells professional services which do have stand-alone value and can be separated from other elements in the arrangement.  The revenue related to these services is recognized as the service is performed.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
(In thousands, except per share amounts)

The Company also defers all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these costs as of December 31, 2010 and March 31, 2011 was $18,950 and $21,026, respectively, and are included in both prepaid expenses and other assets (see Note 5) and other assets (see Note 8) in the condensed consolidated balance sheets.

(f)     Receivables and Concentration of Credit Risk

The Company provides products and services and extends credit to numerous customers in B2B e-commerce markets. To the extent that the credit quality of customers deteriorates, the Company may have exposure to credit losses.  The Company monitors its exposure to credit losses and maintains allowances for anticipated losses.  The Company believes it has adequate allowances to cover its exposure.

The Company’s allowance for doubtful accounts is determined through specific identification of customers known to be doubtful of collection and an evaluation of the aging of its accounts receivable, and considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located.

(g)    Property and Equipment

Property and equipment are stated at cost.  Depreciation on computer equipment and software is calculated on straight-line and accelerated methods over the estimated useful lives of the assets of three to five years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Property and equipment includes costs related to the development of internal-use software.

(h)   Capitalized Software Costs

The Company capitalizes software development costs in accordance with FASB ASC 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.  The Company begins to capitalize costs for software to be used internally when it enters the application development stage.  This occurs when the Company completes the preliminary project stage, management authorizes and commits to funding the project and it is feasible that the project will be completed and the software will perform the intended function.  The Company stops capitalizing costs related to a software project when it enters the post implementation and operation stage.  If different determinations are made with respect to the state of development that a software project had achieved, then the amount capitalized and the amount charged to expense for that project could differ materially.

Costs capitalized during the application development stage consist of payroll and related costs for employees who are directly associated with, and who devote time directly to, a project to develop software for internal-use.  The Company also capitalizes the direct costs of materials and services, which generally includes outside contractors, and capitalized interest.  The Company does not capitalize any general and administrative or overhead costs or costs incurred during the application development stage related to training or data conversion costs.  Costs related to upgrades and enhancements to internal-use software, if those upgrades and enhancements result in additional functionality, are capitalized.  If upgrades and enhancements do not result in additional functionality, those costs are expensed as incurred.  If different determinations are made with respect to whether upgrades or enhancements to software projects would result in additional functionality, then the amount capitalized and the amount charged to expense for that project could differ materially.

The Company begins to amortize capitalized costs with respect to development projects for internal-use software when the software is ready for use.  The capitalized software development costs are generally amortized using the straight-line method over a five-year period.  In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, the Company considers the effects of obsolescence, technology, competition and other economic factors.  If different determinations are made with respect to the estimated useful lives of the software, the amount of amortization charged in a particular period could differ materially.

During the three months ended March 31, 2010 and 2011, the Company capitalized costs related to the development of internal-use software of $4,083 and $6,056, respectively.  Such amounts include capitalized interest of $206 and $286 for the three months ended March 31, 2010 and 2011, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
(In thousands, except per share amounts)

In accordance with FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company expenses costs incurred in the development of software sold externally or developed for license to customers until technological feasibility has been established under the working model method.  However, the Company does not capitalize costs since there is generally such a short period of time between the date technological feasibility is achieved and the date when the product is available for general release to customers, thus any costs incurred have not been material to date.

(i)	Goodwill

As of December 31, 2010 and March 31, 2011, the Company had goodwill in the amount of $264,857 and $267,826, respectively.  The Company historically tests goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment.  The impairment test involves two steps.  In the first step, the Company compares the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, step two is performed to measure the impairment loss.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) (previously Emerging Issues Task Force (“EITF”) Issue No. 10-A, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts).  ASU 2010-28 requires companies that are performing their goodwill impairment testing (either on an annual or interim basis) and have identified a reporting unit with a zero or negative carrying value of equity during step one of the test, to perform step two of the goodwill impairment test and determine if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 became effective prospectively for public entities whose fiscal years, and interim period within those years, begin after December 15, 2010.  The Company adopted ASU 2010-28 as of January 1, 2011 and, aside from potentially more frequent impairment testing of goodwill since the Company currently has a negative carrying value of equity (a stockholder’s deficit), identified no material impact that its adoption had on the Company’s condensed consolidated results of operations and financial condition.

As of December 31, 2010 and March 31, 2011, the Company completed impairment testing, including performing the required step two test as of March 31, 2011, and determined that goodwill was not impaired.  The Company’s impairment test is based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2010 and March 31, 2011.

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

Accumulated other comprehensive loss consisted of the following:

	December 31, 2010	March 31, 2011
Additional minimum pension liability	$(2,292)	$(2,292)
Foreign currency translation adjustments	(6,105)	(5,020)
Accumulated other comprehensive loss	$(8,397)	$(7,312)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
(In thousands, except per share amounts)

(l)     Research and Development

Research and development costs are expensed as incurred.  Research and development costs are reflected within cost of revenues in the condensed consolidated results of operations for the three months ended March 31, 2010 and 2011.

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

The expected effective income tax rate for the three months ended March 31, 2010 and 2011 differs from the federal statutory rate of 35% principally as a result of state income taxes, differing rates in foreign jurisdictions and the effect of losses in the United States and foreign jurisdictions for which no income tax benefit has been recognized.

(n)    Derivative Instruments

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

The Company entered into an interest rate swap agreement with a commercial bank in 2008.  The interest rate swap had been designated as a cash flow hedge.  The unrecognized loss for the cash flow hedge included in accumulated other comprehensive loss at December 31, 2008 was reclassified into interest expense during 2009, as the Company retired all variable rate debt in December, 2009.  The fair value of the interest rate swap was determined using pricing models developed based on the London Interbank Offered Rate (“LIBOR”) swap rate and other observable inputs, adjusted to reflect nonperformance risk of both the counterparty and the Company.

The Company considers the interest rate swap to be included within Level 2 of the fair value hierarchy established by U.S. generally accepted accounting principles (“GAAP”), as its fair value is measured primarily utilizing observable market based inputs.

(o)    Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, an interest rate swap and long-term debt.  Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments.  As of December 31, 2010 and March 31, 2011, the Company’s long-term debt was trading close to the issue price, so the Company considers the fair value to approximate the book value.  The fair value of the Company’s interest rate swap is discussed further in Note 12.

(p)    Stock Option Plans

GXS Holdings sponsors a stock option plan (the GXS Holdings, Inc. Stock Incentive Plan or “Holdings Plan”) that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.  The Holdings Plan provided for the grant of awards to acquire up to 18,836 shares of GXS Holdings common stock.  Effective with the Inovis merger in June 2010, shares reserved and granted under the Holdings Plan were subject to a conversion into shares and grants in GXS Group at a conversion rate of approximately 18 to 1 (specifically 0.056022246), and remain outstanding with their existing vesting schedules, expiration dates and subject to other terms of the Holdings Plan, which GXS Group assumed upon the merger.  The conversion reduced the total authorized number of Holdings Plan options that could be awarded from 18,836 shares to 1,055 shares.  However, no additional award grants will be made from this plan, therefore the maximum number of plan options in the pool will equal the number of options outstanding at the end of a measurement period.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
(In thousands, except per share amounts)

In connection with the Inovis merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010 that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.  The Group LTIP provides for the grant of awards to acquire up to 14,000 shares of GXS Group common stock and all future option grants of the Company will be generated through the Group LTIP.

Compensation costs relating to share-based payment transactions are recognized in the condensed consolidated statements of operations based upon the fair value of the award over the applicable service period.  Fair value is determined in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Stock Options and Other Stock-Based Compensation.

(q)   Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported and related disclosures.  Additionally, estimates were used when recording the fair value of assets acquired and liabilities assumed in acquisitions.  Estimates, by their nature, are based on judgment and available information.  Actual results could differ materially from those estimates.

Significant estimates used in preparing the condensed consolidated financial statements include:  recovery of long-lived assets; useful lives of amortized intangible assets; and valuations of goodwill, receivables, deferred tax assets and pension liabilities.  In addition, estimates are required to recognize revenue for software and other arrangements with multiple deliverables and to assess the stage at which software development costs should be capitalized.

(r)    Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 2010 and for the three months ended March 31, 2010 to conform to the presentation at March 31, 2011 and for the three months then ended.

(3)	Acquisitions

RollStream, Inc.

On March 28, 2011, GXS Group acquired all of the capital stock of RollStream, Inc. (“RollStream”), a software‐as‐a‐service (“SaaS”) provider of enterprise community management, for total consideration of $1,549, including cash of $1,129 and shares of GXS Group common and preferred stock with a combined fair value of $420, paid to the RollStream stockholders.  The fair value of the stock issued has been pushed down to the Company.

The acquisition was accounted for using the purchase method of accounting prescribed in FAS Codification 805 – Business Combinations.  The Company recorded the preliminary estimated fair values of assets acquired and liabilities assumed in connection with the RollStream acquisition, including a $2,100 preliminary estimate of goodwill, which may be adjusted upon finalization of the fair value analysis of the RollStream net assets on the acquisition date.

The impact of the RollStream acquisition on the Company’s condensed consolidated results of operations and financial condition for the three months ended March 31, 2011 is immaterial.

Inovis International, Inc.

On June 2, 2010, GXS Holdings acquired all the capital stock of Inovis International, Inc. (“Inovis”) for total consideration of $303,250, including cash of $129,782 paid to retire the outstanding debt of Inovis and cash of $104,663 paid to the Inovis  stockholders (the “Merger”).  The Inovis stockholders also received shares of common and preferred stock with a fair value of $68,805, as determined by an independent third-party valuation services firm, in GXS Group, which owns all of the capital stock of GXS Holdings, resulting in Inovis stockholders having an approximate 28.1% ownership interest in GXS Group following consummation of the Merger.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
(In thousands, except per share amounts)

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

The Merger was accounted for using the purchase method of accounting prescribed in FAS Codification 805 – Business Combinations.  Under this standard, acquired assets and liabilities are recorded at their fair values on the date of acquisition.  The application of purchase accounting for the transaction resulted in a value of $303,250, which was pushed down to the Company.

All transaction costs incurred in connection with the Merger were expensed and are included in operating expenses.  Transaction costs incurred in connection with the Merger were $2,485 during the three months ended March 31, 2010 and no additional transaction costs in connection with the Merger were recorded during the three months ended March 31, 2011.  These transaction costs are reflected as merger and acquisition fees in the condensed consolidated statement of operations.

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

The Company identified a pre-acquisition tax contingency for which the sellers have provided a full indemnification.  The Company had originally accrued an estimated liability of $11,278 and recorded an equal amount as a receivable from the seller, which is classified as other receivables within receivables, net.  As of March 31, 2011 the estimated liability and corresponding indemnification receivable was $8,470 and continues to be reflected in both accrued expenses and other current liabilities (see Note 9) and receivables, net (see Note 4) in the condensed consolidated balance sheets.

(4)	Receivables

Receivables, net were comprised of the following:

	December 31, 2010	March 31, 2011
Trade accounts receivable	$90,818	$98,306
Unbilled receivables	6,008	4,309
Other receivables	13,282	12,788
Subtotal	110,108	115,403
Less: allowance for doubtful accounts	(12,370)	(12,592)
Total receivables, net	$97,738	$102,811

Unbilled receivables represent amounts earned and accrued as receivables from customers prior to the end of the period.  Unbilled receivables are expected to be billed and collected within twelve months of the respective balance sheet date.  Other receivables include various value added tax receivables and the indemnification receivable associated with the Interchange tax contingency of $8,339 and $8,470 at December 31, 2010 and March 31, 2011, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
(In thousands, except per share amounts)

(5)	Prepaid Expenses and Other Assets

Prepaid expenses and other assets (a current asset) consisted of the following:

	December 31, 2010	March 31, 2011
Deferred income tax assets, current	$6,505	$5,558
Deferred direct and relevant costs	7,626	8,993
Prepaid expenses	12,322	14,555
Other	190	107
Total	$26,643	$29,213

(6)	Property and Equipment

Property and equipment, net were comprised of the following:

	December 31, 2010	March 31, 2011
Computer equipment and furniture	$195,154	$198,689
Computer software	303,442	311,180
Leasehold improvements	17,788	18,247
Gross property and equipment	516,384	528,116
Less: accumulated depreciation and amortization	(420,861)	(429,140)
Property and equipment, net	$95,523	$98,976

Depreciation and amortization expense related to property and equipment was $8,122 and $7,435 for the three months ended March 31, 2010 and 2011, respectively.

(7)	Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the three months ended March 31, 2011:

Balance as of December 31, 2010	$264,857
Additions: RollStream acquisition	2,100
Foreign currency translation	869
Balance as of March 31, 2011	$267,826

Other acquired intangible assets were comprised of the following:

March 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,508	$(108,061)	$113,447
Product technology	18,151	(1,698)	16,453
Trade names and trademarks	4,300	(717)	3,583
Other acquired intangible assets	3,921	(3,003)	918
Subtotal	247,880	(113,479)	134,401
Non-amortizable intangible assets:
Trade names and trademarks	1,837	––	1,837
Total	$249,717	$(113,479)	$136,238

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
(In thousands, except per share amounts)

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,150	$(103,319)	$117,831
Product technology	18,090	(1,186)	16,904
Trade names and trademarks	4,300	(502)	3,798
Other acquired intangible assets	3,895	(2,874)	1,021
Subtotal	247,435	(107,881)	139,554
Non-amortizable intangible assets:
Trade names and trademarks	1,803	––	1,803
Total	$249,238	$(107,881)	$141,357

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

Intangible assets, except for those with an indefinite life (such as certain trade names and trademarks), are amortized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed or on a straight-line basis. The weighted average amortization periods are as follows:
Amortization Period
Customer relationships	10.0 years
Product technology	9.4 years
Trade names and trademarks	5.0 years
Other acquired intangible assets	5.0 years

Amortization expense related to intangible assets was $433 and $5,487 for the three months ended March 31, 2010 and 2011, respectively.

(8)	Other Assets

Other assets (a non-current asset) consisted of the following:

	December 31, 2010	March 31, 2011
Deferred direct and relevant costs on implementations of long-term contracts, net	$11,324	$12,033
Refundable deposits	2,352	2,568
Other	3,054	2,672
Total	$16,730	$17,273

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2010	March 31, 2011
Employee compensation and benefits	$15,921	$15,928
Other non-income taxes accrued	9,018	9,438
Accrued interest	5,258	24,382
Restructuring	4,581	4,414
Fair value of interest rate swap	4,683	2,318
Estimated Interchange pre-acquisition tax contingency	8,339	8,470
Other	12,475	12,079
Total	$60,275	$77,029

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
(In thousands, except per share amounts)

(10)	Other Liabilities

Other liabilities (a non-current liability) consisted of the following:

	December 31, 2010	March 31, 2011
Pension and related benefits	$19,779	$21,045
Restructuring – non-current	5,817	5,104
Rebates due to stockholders of Interchange, net of discount	1,899	2,270
Deferred income – non-current	7,061	6,551
Deferred rent – non-current	8,014	8,285
Other	1,342	1,414
Total	$43,912	$44,669

(11)	Debt

Debt consisted of the following:

	December 31, 2010	March 31, 2011
Revolving credit facility	$8,000	$––
Senior secured notes	785,000	785,000
Less: unamortized original issue discount	(15,885)	(15,204)
Total debt	777,115	769,796
Less: current maturities of long-term debt	(8,000)	––
Total long-term debt	$769,115	$769,796

Senior Secured Notes

On December 23, 2009, the Company issued $785,000 of senior secured notes (“the Senior Secured Notes”) with an original issue discount of $18,608.  Net proceeds from issuance were used to fund the Inovis Merger in 2010, retire all of the outstanding debt under the previously outstanding credit facility and $35,000 of GXS Holdings outstanding subordinated notes, pay debt issuance costs and for other general corporate purposes.  Under the terms of the Senior Secured Notes indenture, the Company placed $227,580 in an escrow account to fund the Merger.  On June 2, 2010, the Company withdrew the funds from the escrow account to fund the Merger.

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

Revolving Credit Facility

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50,000 revolving credit facility (“the Revolver”).  The interest rate for the Revolver is a predetermined amount above the LIBOR, subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the Company’s option.  The Revolver is guaranteed by the guarantors that guarantee the Senior Secured Notes and secured by collateral that secure the Senior Secured Notes.  The Revolver is used by the Company, among other things, to fund its working capital needs, support letters of credit and for general corporate purposes.  The Company’s ability to borrow additional monies in the future under the Revolver is subject to certain conditions, including compliance with certain covenants.  As of March 31, 2011, the Company had outstanding letters of credit of $11,700, no outstanding borrowings and additional available borrowings of $38,300 under the Revolver.  Any outstanding borrowings under the Revolver shall be repaid in full on December 23, 2012 and the commitments shall terminate on that date.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
(In thousands, except per share amounts)

The Revolver requires the Company to maintain certain financial and nonfinancial covenants.  Noncompliance with any covenant specified in the Credit and Guaranty Agreement would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable.  At March 31, 2011, the Company was in compliance with all financial and non-financial covenants.

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

 Deferred financing costs are being amortized over the life of the debt using a method that approximates the interest method. Amortization expense related to the deferred financing costs for the three months ended March 31, 2010 and 2011 was $1,000 and $1,025, respectively.

(12)	Financial Instruments

The Company has an interest rate swap agreement with a commercial bank with a notional amount of $255,000.  The provisions of the agreement provide that the Company will pay the counterparty a fixed rate of 3.86%.  The counterparty will pay the Company a variable rate equal to three-month LIBOR, which was 0.30% at March 31, 2011.  The fair value of the interest rate swap was $4,683 and $2,318 as of December 31, 2010 and March 31, 2011, respectively.  The interest rate swap was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets at December 31, 2010 and March 31, 2011, respectively.  The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2,318 on that date.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage the Company’s exposure related to changes in the three-month LIBOR rate associated with its previously outstanding variable-rate credit facility.  As the hedged future forecasted transactions (variable interest payments on the credit facility) were no longer probable of occurring upon the repayment and extinguishment of the previously outstanding credit facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009.  In addition, changes in the fair value of the interest rate swap are now recorded through interest expense.  The changes in fair value of the interest rate swap of $1,042 and $2,365 were recorded as a reduction to interest expense in the three months ended March 31, 2010 and 2011, respectively.

(13)	Contingencies

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business, none of which management believes are likely to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

In 2006, Inovis became aware of patent infringement allegations by a third party against certain customers of one of Inovis’ software technology products.  In July 2007, Inovis filed a complaint for declaratory judgment against the third party in the United States District Court of Delaware, seeking a judgment and declaration that neither Inovis nor any of its customers have infringed on the patent at issue.  Inovis filed a Request for Reexamination of such patent with the U.S. Patent and Trademark Office (“the USPTO”), which was accepted in May 2008, resulting in the amendment and/or cancellation of certain of the patent claims.  In September 2009, the USPTO granted a second Request for Reexamination of the patent filed by Inovis, finding a substantial new question of patentability with respect to all claims.  In March 2010, the USPTO issued an initial ruling rejecting all of the claims in the patent, in response to which the patent holder filed amended claims.  In December 2010, the USPTO issued a final ruling cancelling certain of the patent claims and leaving one amended claim and its dependent claims.  The litigation is currently stayed, but may

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
(In thousands, except per share amounts)

resume in 2011.  Although the Company believes that the third party’s patent infringement allegations are without merit, there can be no assurance that the Company will prevail in the litigation.  An amount of potential loss, if any, cannot be determined at this time.

The Company is also subject to income and other taxes in the United States and foreign jurisdictions and is regularly under audit by tax authorities.  Although the Company believes its tax estimates are reasonable, the final determination of tax audits and any related litigation or other proceedings could be materially different than that which is reflected in the Company’s tax provisions and accruals.  Should additional taxes be assessed as a result of an audit or litigation, it could have a material effect on the Company’s income tax provision and net income in the period or periods for which that determination is made.

Currently, New York State tax authorities are in the process of conducting a sales tax audit of Inovis for the period March 2008 to May 2010.  The tax audit  is in its early stages, but if the tax authorities finally determine that the applicable sales tax was underpaid  by Inovis, the Company may incur a tax liability, including accrued interest and penalties.  Since the audit is currently in its preliminary stages, the Company is unable to estimate the likelihood or amount of any potential additional liability at this time and has not accrued for any potential exposure.

(14)	Restructuring Charges

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

During the three months ended March 31, 2011, the Company recorded restructuring charges of $201, which principally included charges associated with the consolidation of office space at the former Inovis headquarters and termination of approximately five employees associated with the integration of the Inovis business.  The Company also assumed obligations for restructuring activities related to the termination of certain RollStream employees of $164.

The restructuring accrual amounts recorded are net of amounts the Company expects to receive from subleasing vacated space, primarily at its previous corporate headquarters through April 2014.  The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases.  As of March 31, 2011, there are $7,074 of the facilities restructuring obligations associated with the Company’s previous global headquarters.  In March 2010, the Company relocated to a new facility.

The changes in the restructuring accrual for the three months ended March 31, 2011 are as follows:

	Severance	Facilities	Total
Balance as of December 31, 2010	$1,437	$8,961	$10,398
Restructuring obligations assumed in RollStream acquisition	164	––	164
Restructuring charges	60	141	201
Payments and other adjustments	(739)	(506)	(1,245)
Balance as of March 31, 2011	$922	$8,596	$9,518

The current portion of the above obligations totaled $4,581 and $4,414 at December 31, 2010 and March 31, 2011, respectively, and are included in accrued expenses and other current liabilities on the consolidated balance sheets (see Note 9).  The long-term portion of the above obligations totaled $5,817 and $5,104 at December 31, 2010 and March 31, 2011, respectively, and are included in other liabilities on the consolidated balance sheets (see Note 10).

The Company expects to take further restructuring charges in 2011 and beyond related to exit activities associated with the continued integration of the Inovis and RollStream businesses.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
(In thousands, except per share amounts)

(15)	Related Party Transactions

Prior to the Inovis Merger, the Company had an agreement with Francisco Partners, the controlling shareholder of GXS Holdings, under which the Company had agreed to pay Francisco Partners an annual fee of $2,000 plus expenses for financial advisory and consulting services (“the Monitoring Agreement”).  The expense related to the fees payable under the Monitoring Agreement was $500 for the three months ended March 31, 2010.  Francisco Partners waived the payment of $833 of fees earned from January 1, 2010 through June 2, 2010, which included the fees payable of $500 for the three months ended March 31, 2010.  Such amounts were recorded as contributions to additional paid-in capital in the condensed consolidated statements of changes in stockholder’s deficit.  The Company paid Francisco Partners a merger advisory fee of $3,000 prior to the closing of the Inovis Merger.

On June 2, 2010, the Company terminated the Monitoring Agreement and entered into a new management agreement pursuant to which the Company agreed to pay in the aggregate an annual fee of $4,000 to Francisco Partners and certain former stockholders of Inovis, Golden Gate Capital and Cerberus Partners, in exchange for financial advisory and consulting services (“the Management Agreement”).  The Management Agreement has a term of ten years.  The expense related to the 2010 annual management fee was $4,000 for the period from June 2, 2010 through December 31, 2010.  On December 22, 2010 the Company made a partial payment of $2,868 to Francisco Partners and remaining unpaid fees payable to Golden Gate Capital and Cerberus Partners of $1,132 were included in accrued expenses and other current liabilities as of December 31, 2010.

On March 11, 2011 the Company made a payment of $566 to Golden Gate Capital for their balance of 2010 management fees and the remaining unpaid 2010 management fees of $566 payable to Cerberus Partners were included in accrued expenses and other current liabilities as of March 31, 2011.  The Company also reimbursed Golden Gate Capital $9 for net incurred expenses on March 11, 2011.  The expense related to the 2011 annual management fee was $1,000 for the three month period ended March 31, 2011 and was recorded as an accrued expense at March 31, 2011.

(16)	Supplemental Condensed Consolidated Financial Information

The Senior Secured Notes are guaranteed by each of the Company’s United States subsidiaries (“the Subsidiary Guarantors”).  The guarantees are full, unconditional and joint and several.  The Subsidiary Guarantors are each wholly-owned by the Company.  The ability of the Company’s subsidiaries to make cash distributions and loans to the Company and Subsidiary Guarantors is not expected to be significantly restricted.  The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company, Subsidiary Guarantors and the Company’s non-guarantor subsidiaries.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2010
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$6,358	$9,968	$––	$16,326
Receivables, net	––	46,570	51,168	––	97,738
Prepaid expenses and other assets	139	13,385	13,119	––	26,643
Advances to subsidiaries	––	803,900	208,232	(1,012,132)	––
Total current assets	139	870,213	282,487	(1,012,132)	140,707
Investments in subsidiaries	501,083	28,461	––	(529,544)	––
Property and equipment, net	––	88,423	7,100	––	95,523
Goodwill	––	237,960	26,897	––	264,857
Intangible assets, net	––	123,377	17,980	––	141,357
Deferred financing costs	19,262	––	––	––	19,262
Other noncurrent assets	––	9,397	7,333	––	16,730
Total Assets	$520,484	$1,357,831	$341,797	$(1,541,676)	$678,436

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$8,000	$––	$––	$––	$8,000
Trade payables	94	9,097	3,671	––	12,862
Other current liabilities	9,941	51,828	41,607	––	103,376
Advances from affiliates	––	762,233	249,899	(1,012,132)	––
Total current liabilities	18,035	823,158	295,177	(1,012,132)	124,238
Long-term debt less current maturities	769,115	––	––	––	769,115
Other liabilities	––	33,590	17,902	––	51,492
Total liabilities	787,150	856,748	313,079	(1,012,132)	944,845
Stockholder’s equity (deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(266,666)	501,083	28,461	(529,544)	(266,666)
Non-controlling interest	––	––	257	––	257
Total stockholder’s equity (deficit)	(266,666)	501,083	28,718	(529,544)	(266,409)
Total Liabilities and Stockholder’s Equity (Deficit)	$520,484	$1,357,831	$341,797	$(1,541,676)	$678,436

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
March 31, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$7,492	$11,913	$––	$19,405
Receivables, net	––	51,222	51,589	––	102,811
Prepaid expenses and other assets	104	15,685	13,424	––	29,213
Advances to subsidiaries	––	792,157	212,931	(1,005,088)	––
Total current assets	104	866,556	289,857	(1,005,088)	151,429
Investments in subsidiaries	509,395	28,332	––	(537,727)	––
Property and equipment, net	––	91,755	7,221	––	98,976
Goodwill	––	240,012	27,814	––	267,826
Intangible assets, net	––	118,898	17,340	––	136,238
Deferred financing costs	18,240	––	––	––	18,240
Other noncurrent assets	––	8,969	8,304	––	17,273
Total Assets	$527,739	$1,354,522	$350,536	$(1,542,815)	$689,982

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$––	$7,050	$4,253	$––	$11,303
Other current liabilities	26,699	54,667	44,647	––	126,013
Advances from affiliates	––	752,054	253,034	(1,005,088)	––
Total current liabilities	26,699	813,771	301,934	(1,005,088)	137,316
Long-term debt less current maturities	769,796	––	––	––	769,796
Other liabilities	––	31,356	20,003	––	51,359
Total liabilities	796,495	845,127	321,937	(1,005,088)	958,471
Stockholder’s equity (deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(268,756)	509,395	28,332	(537,727)	(268,756)
Non-controlling interest	––	––	267	––	267
Total stockholder’s equity (deficit)	(268,756)	509,395	28,599	(537,727)	(268,489)
Total Liabilities and Stockholder’s Equity (Deficit)	$527,739	$1,354,522	$350,536	$(1,542,815)	$689,982

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months ended March 31, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$68,349	$49,678	$(33,341)	$84,686
Costs and operating expenses	––	54,054	48,161	(33,341)	68,874
Restructuring charges	––	142	144	––	286
Merger and acquisition fees	2,485	––	––	––	2,485

Operating income (loss)	(2,485)	14,153	1,373	––	13,041
Other income (expense), net	(22,236)	639	(1,437)	––	(23,034)

Income (loss) before income taxes	(24,721)	14,792	(64)	––	(9,993)
Provision for income taxes	––	136	540	––	676

Income (loss) before equity in income (loss) of subsidiaries	(24,721)	14,656	(604)	––	(10,669)
Equity in income (loss) of subsidiaries	14,052	(604)	––	(13,448)	––

Net income (loss)	(10,669)	14,052	(604)	(13,448)	(10,669)
Foreign currency translation adjustments	––	––	(665)	––	(665)

Comprehensive income (loss)	(10,669)	14,052	(1,269)	(13,448)	(11,334)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(29)	––	(29)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(10,669)	$14,052	$(1,240)	$(13,448)	$(11,305)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months ended March 31, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$95,678	$52,973	$(34,543)	$114,108
Costs and operating expenses	––	77,663	53,152	(34,543)	96,272
Restructuring charges	––	61	140	––	201
Merger and acquisition fees	26	––	––	––	26

Operating income (loss)	(26)	17,954	(319)	––	17,609
Other income (expense), net	(21,176)	486	197	––	(20,493)

Income (loss) before income taxes	(21,202)	18,440	(122)	––	(2,884)
Provision for income taxes	––	63	847	––	910

Income (loss) before equity in income (loss) of subsidiaries	(21,202)	18,377	(969)	––	(3,794)
Equity in income (loss) of subsidiaries	17,408	(969)	––	(16,439)	––

Net income (loss)	(3,794)	17,408	(969)	(16,439)	(3,794)
Foreign currency translation adjustments	––	––	1,085	––	1,085

Comprehensive income (loss)	(3,794)	17,408	116	(16,439)	(2,709)
Less: Comprehensive income attributable to non-controlling interest	––	––	10	––	10
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(3,794)	$17,408	$106	$(16,439)	$(2,719)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months ended March 31, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,669)	$14,052	$(604)	$(13,448)	$(10,669)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	––	7,358	1,197	––	8,555
Deferred income taxes	––	—	143	––	143
Amortization of deferred financing fees and debt discount	1,847	––	––	––	1,847
Unrealized gain on interest rate swap	(1,042)	––	––	––	(1,042)
Stock compensation expense	––	41	––	––	41
Equity in net (income) loss of subsidiaries	(14,052)	604	––	13,448	––
Changes in operating assets and liabilities, net	23,969	(9,703)	6,968	––	21,234
Net cash provided by operating activities	53	12,352	7,704	––	20,109

Cash flows from investing activities:
Purchases of property and equipment	––	(9,091)	—	––	(9,091)
Increase in restricted cash	(3)	––	—	––	(3)
Net cash used in investing activities	(3)	(9,091)	—	––	(9,094)

Cash flows from financing activities:
Payment of financing costs	(50)	––	––	––	(50)
Net cash used in financing activities	(50)	––	––	––	(50)

Effect of exchange rate changes on cash	––	––	(539)	––	(539)

Increase in cash and cash equivalents	––	3,261	7,165	––	10,426
Cash and cash equivalents, beginning of year	––	12,983	12,566	––	25,549
Cash and cash equivalents, end of period	$––	$16,244	$19,731	$––	$35,975

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months ended March 31, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,794)	$17,408	$(969)	$(16,439)	$(3,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	11,181	1,741	––	12,922
Deferred income taxes	––	––	135	––	135
Amortization of deferred financing fees and debt discount	1,706	57	––	––	1,763
Unrealized gain on interest rate swap	(2,365)	––	––	––	(2,365)
Stock compensation expense	––	209	––	––	209
Equity in net (income) loss of subsidiaries	(17,408)	969	––	16,439	––
Changes in operating assets and liabilities, net	29,863	(17,666)	1,588	––	13,785
Net cash provided by operating activities	8,002	12,158	2,495	––	22,655

Cash flows from investing activities:
Purchases of property and equipment	––	(9,899)	(891)	––	(10,790)
Purchase of RollStream, net of cash acquired of $4	––	(1,125)	––	––	(1,125)
Net cash used in investing activities	––	(11,024)	(891)	––	(11,915)

Cash flows from financing activities:
Repayments under revolving credit facility	(8,000)	––	––	––	(8,000)
Payment of financing costs	(2)	––	––	––	(2)
Net cash used in financing activities	(8,002)	––	––	––	(8,002)

Effect of exchange rate changes on cash	––	––	341	––	341

Increase in cash and cash equivalents	––	1,134	1,945	––	3,079
Cash and cash equivalents, beginning of year	––	6,358	9,968	––	16,326
Cash and cash equivalents, end of period	$––	$7,492	$11,913	$––	$19,405

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risk and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed under “Risk Factors” in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in our 2010 Annual Report on Form 10-K.

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

As a division of General Electric Company (“GE”), from the 1960’s to 2001, our historical focus was primarily on providing customized information technology solutions to our customers.  As a result, in 2000, 50% of our revenues were generated by custom outsourcing services.  Following Francisco Partners and its co-investors’ acquisition of us from GE in 2002, we invested in GXS Trading Grid®, a multi-tenant integration cloud platform, and our Managed Services offering, which compliments GXS Trading Grid® with shared processes and built-in industry expertise.  In 2005, we expanded the reach and number of integrated businesses on GXS Trading Grid® through the acquisition of IBM’s Business Exchange Services business thereby further increasing our customer base, expanding our geographic presence and extending our reach into a number of verticals (such as financial services and the automotive sector).  In 2008, we purchased Interchange Serviços S.A. (“Interchange”), located in Brazil, which served to broaden the number of integrated businesses in Brazil on GXS Trading Grid®.

On June 2, 2010, GXS Holdings, Inc. (“GXS Holdings”), our direct parent company, which directly owns 100% of our issued and outstanding common stock, acquired Inovis International, Inc. (“Inovis”), a leading provider of fully integrated B2B services and solutions that manage the flow of critical e-commerce information for global trading communities, which we refer to as the “Merger”.  Inovis’ core business has historically been the provision of messaging services, catalog and managed services to approximately 16,000 customers worldwide with approximately two billion transactions per year, primarily on a fee-per-transaction basis.  Following the Merger, Inovis was merged with and into GXS, Inc. (“GXSI”), one of our indirect wholly-owned subsidiaries, and we became an indirect wholly-owned subsidiary of GXS Group, Inc. (previously known as Griris Holding Company, Inc.).  Certain foreign subsidiaries of Inovis became wholly-owned subsidiaries of GXSI.

In March 2011, we purchased RollStream, Inc. (“RollStream”), a software‐as‐a‐service (“SaaS”) provider of enterprise community management.  The acquisition advances our objective of simplifying the integration of global business communities for customers by combining data flows across systems, applications and people.

As a result of new investments and repositioning away from customized solutions, the majority of our revenue is generated through data integration fees and subscription services on our platform, frequently wrapped with our Managed Services capability.  In 2010, we managed more than ten billion electronic transactions across an estimated six million integration pairs, such as trading partner relationships.  We have substantial vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive and high technology.  Recently, we have seen expanded adoption of our services in the Media and Entertainment and Insurance industries.  Today, our platforms link over 40,000 customers across 50 countries with support in 15 different languages.  As a result, we believe customers view our services and solutions as essential to their day-to-day supply chain operations and typically enter into long-term contracts with us.  Revenue attributable to transaction processing and software maintenance fees, which tend to be recurring in nature, represented approximately 89% of our total revenue for the three months ended March 31, 2011.  Additionally, of our top 50 customers in the past twelve month period based on revenue, 96% have been customers for five or more years.

Factors Affecting our Business

We have various service lines, with each service line deriving revenue from three principal sources.  Our service lines are:

•
Messaging Services, which comprised approximately 50.5% of revenues for the three months ended March 31, 2011, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised approximately 28.4% of revenues for the three months ended March 31, 2011, allows our customers to offload complex integration functions or outsource entire supply chain management activities to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised approximately 9.5% of revenues for the three months ended March 31, 2011, provides software and services that allow our customers to manage their day-to-day supply chain activities internally.  The majority of our software customers also access GXS Trading Grid® to extend their ability to serve new markets or geographies;

•
Custom Outsourcing Services, which comprised approximately 4.5% of revenues for the three months ended March 31, 2011, relates to our legacy custom outsourcing contracts.  Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but to which our technical solutions and related services can provide value; and

•
Data Synchronization, which comprised approximately 7.1% of revenues for the three months ended March 31, 2011, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners.  Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain.

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

In order to drive revenue growth, we have focused on investing in Managed Services, where we see significant opportunities for growth which we believe will offset declining revenues from Messaging Services.  As part of our strategy of growing Managed Services, we have focused on broadening our product offering and enhancing the functionality of our Managed Services offering.  As a result, we must continue to offer value-added services and solutions to offset pricing pressure as it relates to this trend.  In addition, as business processes that utilize a transaction management infrastructure have become increasingly complex and expensive for our customers to maintain in-house, we have seen an increased demand for our Managed Services offering.  Beginning in 2010, the primary propositions for our Managed Services shifted from cost improvement to speed-to-market and customer satisfaction.  We will continue to target large and mid-sized enterprises, for which our outsourcing services could eliminate significant costs and staff as well as increase B2B functionality and efficiency.  We believe this approach will increase our revenues and enhance profitability over the long-term.

In addition, as a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period.  As a result, our revenues in recent periods have been affected by a strengthening and weakening U.S. dollar relative to the foreign currencies in which we transact business.  The weakening of the U.S. dollar during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, resulted in a $1.1 million increase in our revenues for the three months ended March 31, 2011, from translating revenues generated in foreign currencies into U.S. dollars.

We have focused on a number of profitability and productivity enhancing measures, including:

•
Reducing our cost structure through the removal of excess capacity in our sales force, our professional services organization, back office personnel and our computing and network infrastructure.  In particular, in the four years ended March  31, 2011, we eliminated approximately 469 positions, including approximately 143 positions related to the Inovis integration;

•
Consolidating facility space and realigning our workforce to lower cost regions such as India and the Philippines.  Over the last three years, we have subleased property in the United Kingdom and the United States, including our former corporate headquarters.  We relocated our entire corporate headquarters in March 2010 into newly leased space and have subleased our previous corporate headquarters for the balance of the lease term.  Relocation of our headquarters resulted in reduced occupancy expense of $3.1 million in 2010 and is expected to reduce occupancy expense by $3.3 million in 2011.  As a result of leasing our new corporate headquarters and subleasing our former corporate headquarters, our lease and related payments were $2.9 million less in 2010 and are expected to be $3.2 million less in 2011 than they would have been if we had remained in our former space;

•
Investing in new technologies to support Messaging Services and Managed Services to lower our per unit costs.  For example, in 2006, we entered into a network management services agreement with MCI Communication Services, Inc. (now “Verizon Business Services”, or “Verizon”), pursuant to which we outsourced our telecommunications network infrastructure;

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

As a result, we incurred approximately $7.5 million and $5.6 million of restructuring charges during the years ended December 31, 2009 and 2010, respectively.  We incurred approximately $0.3 million and $0.2 million of restructuring charges during the three months ended March 31, 2010 and 2011, respectively, in connection with the reduction in our workforce and consolidation of our facility space.  The facility charges are net of estimated sublease payments and include expenses associated with the sublease of our former corporate headquarters.

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

Acquisitions

Inovis International, Inc.

On June 2, 2010, we acquired Inovis International, Inc. (“Inovis”), a leading provider of fully integrated B2B services and solutions that manage the flow of critical e-commerce information for global trading communities.  The acquisition allows us to continue to grow our customer base in the U.S., broaden our product offering and increase the functionality of our Managed Services offering.  Inovis had total assets of approximately $134.1 million and total working capital, excluding current maturities of long-term debt, of $5.9 million at the Merger closing date.  Inovis had revenues of $137.1 million and operating income of $32.4 million, respectively, for the year ended December 31, 2009 and revenues of

$54.3 million and operating income of $1.0 million, respectively, for the period January 1, 2010 through June 2, 2010.  The Merger was consummated through the payment of $104.7 million in cash to the shareholders of Inovis together with the issuance to them of common and preferred shares of a newly formed holding company (GXS Group, Inc.), with a fair value of $68.8 million.  This resulted in Inovis shareholders having approximately an 28.1% ownership interests in the combined company following consummation.  Additionally, we retired Inovis’s bank indebtedness of $129.8 million at closing.

Within the first twelve months after the Merger, we expect to take certain actions that we believe will result in annualized net cost savings of approximately $27.0 million (approximately $35.0 million in cost savings net of approximately $8.0 million in anticipated lost gross profit due to revenue declines associated with customer overlap between GXS and Inovis) related primarily to headcount reductions and elimination of various redundant systems and services.  Additionally, we have incurred $5.8 million in restructuring and other one-time costs in connection with the Merger through March 31, 2011 and expect to incur an additional $0.8 million in the remaining portion of the first twelve months after the Merger.  No assurances can be given as to timing or that we will ultimately be able to achieve these cost savings, that the restructuring charges related to the Merger will not be greater than expected, or that the gross profit declines will not be greater than expected.  As a result of the Merger, we expect revenue resulting from B2B Software and Services and Data Synchronization to contribute to an increased percentage of our combined overall revenue and as a result, software licensing revenue, which has not historically been material to our business, could also increase.  The Merger will significantly affect the comparability of results for future periods.

The Merger was accounted for using the purchase method of accounting prescribed in Financial Accounting Standard (“FAS”) Codification 805 – Business Combinations.  Under this standard, the assets acquired and liabilities assumed are recorded at their fair value on the date of acquisition.  The fair values recorded for property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets result in additional depreciation and amortization expense after the consummation of the Merger.  The amount of depreciation and amortization is based upon the fair values and the estimated useful lives of the respective assets.  Revenue and operating income are affected by a write-down of deferred revenue to reflect estimated fair value.  Although the adjustment to deferred revenue will affect revenue and operating income in the twelve months following the Merger, this adjustment is not expected to have a continuing effect on the condensed consolidated results of operations.

RollStream, Inc.

On March 28, 2011, we acquired all of the capital stock of RollStream, Inc. (“RollStream”) for total consideration of $1.5 million, including cash of $1.1 million and shares of GXS Group common and preferred stock with a combined fair value of $0.4 million, paid to the RollStream stockholders.  The fair value of the stock issued has been pushed down to the Company.

The acquisition was accounted for using the purchase method of accounting prescribed in FAS Codification 805 – Business Combinations, as previously described.  The application of purchase accounting for the transaction resulted in a $2.1 million preliminary estimate of goodwill, which may be adjusted upon finalization of the estimated fair value of the RollStream net assets on the acquisition date.  We consider the overall impact of the RollStream acquisition on our condensed consolidated results of operations and financial condition for the three months ended March 31, 2011 to be immaterial.

RollStream is a software‐as‐a‐service (“SaaS”) provider of enterprise community management.  The acquisition advances our objective of simplifying the integration of global business communities for customers by combining data flows across systems, applications and people.

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

For the three months ended March 31, 2010 and 2011, the breakdown of revenue by service line, along with each service line’s percentage of total revenue,  appears below (in thousands of dollars):

	Three Months Ended March 31,
	2010		2011
Service Line	Amount	%	Amount	%
Messaging Services	$50,169	59.2%	$57,636	50.5%
Managed Services	21,405	25.3%	32,459	28.4%
B2B Software and Services	3,596	4.3%	10,794	9.5%
Custom Outsourcing Services	6,262	7.4%	5,154	4.5%
Data Synchronization	3,254	3.8%	8,065	7.1%
Total revenue	$84,686	100.0%	$114,108	100.0%

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

Cost of Revenues

Cost of revenues primarily consists of:

•	compensation and related benefit expenses associated with our workforce engaged in service delivery, technical operations and research and development;

•	computer, network and facility operating expenses;

•	royalty payments associated with resale of third party software licenses; and

•	depreciation and amortization expense, including the amortization of our capitalized software costs, deferred implementation costs and acquired intangibles.

We defer all direct and relevant costs associated with implementation of certain multi-year customer contracts to the extent such costs can be recovered through guaranteed minimum revenues.  The unamortized balances of these costs as of December 31, 2010 and March 31, 2011 were $18.9 million and $21.0 million, respectively, and are included in both prepaid expenses and other assets and other assets in the condensed consolidated balance sheets.

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, restructuring charges, and merger and acquisition fees.

Sales and marketing expenses primarily consist of compensation and related benefit expenses associated with our employees engaged in sales and marketing, including sales commissions, advertising costs, meetings, travel and entertainment expenses and facility costs.  General and administrative expenses consist of compensation and related benefit expenses associated with our employees engaged in management, finance, legal, and human resources, information technology management and costs, as well as other general business expenses such as accounting and legal professional fees and business insurance. Restructuring charges include severance costs associated with workforce reduction efforts and net lease costs related to darkened facilities.  Merger and acquisition fees include costs associated with legal and financial professional service firms who advise the Company on matters related to mergers and acquisitions.

In addition, as a result of our significant international operations, the translation of our foreign costs of revenues and operating expenses into U.S. dollars impacts the comparison of our costs of revenues and operating expenses from period to period.  As a result, our costs of revenues and operating expenses in recent periods have been affected by a strengthening and weakening U.S. dollar.  The weakening of the U.S. dollar during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 resulted in an increase of $0.9 million in our costs of revenues and operating expenses for the three months ended March 31, 2011 from translation of our expenses incurred in foreign currencies into U.S. dollars.

The following is a summary of our costs and operating expenses for the three months ended March 31, 2010 and 2011 (in thousands of dollars):

	Three Months Ended March 31,
	2010	2011
Costs and operating expenses:
Cost of revenues	$44,056	$62,629
Sales and marketing	11,481	15,459
General and administrative	13,337	18,184
Restructuring charges	286	201
Merger and acquisition fees	2,485	26
Total costs and operating expenses	$71,645	$96,499

Other Primary Operating Measures

Adjusted EBITDA

Management relies upon adjusted earnings before interest, taxes, depreciation and amortization, and certain other charges (“Adjusted EBITDA”) as a primary measure to review and assess operating performance of its business and management team.  Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income, as a measure of operating performance, or cash flows from operating, investing and financing activities, as a measure of liquidity.  Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures presented by other companies.  The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands of dollars):

	Three Months Ended March 31,
	2010	2011
Net loss	$(10,669)	$(3,794)
Adjustments:
Income tax expense	676	910
Interest expense, net	22,182	20,949
Depreciation and amortization	8,555	12,922
Stock compensation expense	41	209
Other (income) expense, net	852	(456)
Restructuring charges	286	201
Merger and acquisition fees	2,485	26
Integration costs (1)	––	77
Deferred income adjustment (2)	––	846
Management fees	500	1,000
Total adjustments	35,577	36,684
Adjusted EBITDA	$24,908	$32,890
____________
(1)	Integration costs represent certain incremental operating expenses associated with the integration of the Inovis business.
(2)
Purchase accounting requires that deferred income of an acquired business to be written-down to fair value of the underlying obligations plus associated margin at the date of acquisition.  In the twelve months following the Inovis Merger, revenue and operating income will be impacted by this adjustment.

Adjusted EBITDA for the three months ended March 31, 2011 and 2010 was $32.9 million and $24.9 million, respectively.  The $8.0 million increase in Adjusted EBITDA for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to the incremental revenues and operating income generated from the Inovis business acquired in June 2010.

Minimum Contract Value

Management monitors sales performance based on a measure referred to by management as Minimum Contract Value (“MCV”).  MCV is the incremental future minimum committed revenue of new sales agreements signed in the current period by our customers.  If the new contract signed is to replace an existing revenue stream, the MCV is adjusted to reflect only the incremental value from the sale.  MCV for the three months ended March 31, 2011 was $31.4 million, which is an increase of $1.2 million or 4.0% when compared to an MCV of $30.2 million for the three months ended March 31, 2010.  The MCV increase is due primarily to the effect of incremental data synchronization and B2B software and services business generated as a result of the Inovis acquisition.  The MCV calculations are not reflected or recorded within the condensed consolidated financial statements.  MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to deferred income or revenues, as a measure of financial condition or operating performance.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenues.  Revenues increased by $29.4 million, or 34.7%, to $114.1 million for the three months ended March 31, 2011 from $84.7 million for the three months ended March 31, 2010.  The increase was principally due to the acquisition of Inovis, which contributed incremental revenues of $30.9 million for the three months ended March 31, 2011, and the favorable impact of translating revenues generated in foreign currencies to U.S. dollars, partially offset by competitive pricing pressure.  The relatively weaker U.S. dollar during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 resulted in a $1.1 million increase in our revenues from translating revenues generated in foreign currencies into U.S. dollars.  Our service line revenues from:

•
Messaging Services increased by $7.4 million, or 14.7%, to $57.6 million for the three months ended March 31, 2011 from $50.2 million for the three months ended March 31, 2010.  The increase resulted from $10.5 million of incremental revenues generated by the acquired Inovis business, along with the effect of foreign currency translation, partially offset by decreases resulting from price reductions and customer attrition.

•
Managed Services increased by $11.1 million, or 51.9%, to $32.5 million for the three months ended March 31, 2011 from $21.4 million for the three months ended March 31, 2010.  The increase is principally due to incremental revenues of $7.4 million generated by the acquired Inovis business, as well as the ramp up of services to customers added in previous years, additional professional services provided to existing customers, and the impact of translating revenues generated in foreign currencies into U.S. dollars.

•
B2B Software and Services, Custom Outsourcing Services and Data Synchronization revenue increased in the aggregate by $10.9 million, or 83.2%, to $24.0 million for the three months ended March 31, 2011 from $13.1 million for the three months ended March 31, 2010.  The increase is principally due to aggregate incremental revenues of $12.9 million generated by the acquired Inovis business, along with the effect of foreign currency translation, partially offset by decreases resulting from price reductions, customer attrition, and the impact of the sale of our catalog service offering in May 2010 in connection with the Inovis Merger.

Cost of revenues. Cost of revenues increased by $18.5 million, or 41.9%, to $62.6 million for the three months ended March 31, 2011 from $44.1 million for the three months ended March 31, 2010.  The increase in cost of revenues for the three months ended March 31, 2011 was primarily due to the incremental costs associated with our acquisition of Inovis, including higher amortization expense for acquired intangible assets and the unfavorable impact of translating foreign currencies into U.S. dollars.

Sales and marketing.  Sales and marketing expenses increased by $4.0 million, or 34.8%, to $15.5 million for the three months ended March 31, 2011 from $11.5 million for the three months ended March 31, 2010.  The increase was primarily due to the incremental costs associated with our acquisition of Inovis and the unfavorable impact of translating foreign currencies into U.S. dollars.

General and administrative.  General and administrative expenses increased by $4.9 million, or 36.8%, to $18.2 million for the three months ended March 31, 2011 from $13.3 million for the three months ended March 31, 2010.  The increase was primarily due to the incremental costs associated with our acquisition of Inovis, partially offset by lower facility costs as a result of restructuring activities including relocating our global headquarters to a less expensive facility.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $0.9 million higher for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Restructuring charges.  Restructuring charges were $0.2 million for the three months ended March 31, 2011, compared to $0.3 million for the three months ended March 31, 2010.  While the amount of restructuring charges incurred to the first quarter of each year are not significant and fairly comparable, we have undertaken a series of restructuring activities during the past several years which included closing or consolidating certain office facilities and terminating employees, in order to reduce expenses in response to changing business requirements.  In 2009, we initiated a plan to relocate our global headquarters and sublet our former global headquarters.  The costs recorded represent adjustments to the estimated present value of amounts needed to cover rent shortfalls for the remainder of the lease term and costs related to the sublease and related agreements.  The headquarters relocation was completed in the first quarter of 2010.  As a result of the June 2010 Inovis Merger, we have been recording restructuring charges associated with the consolidation of office space at the former Inovis headquarters and one of its U.K. facilities and termination of employees associated with the integration of the Inovis business.  The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring activities.  We expect to incur restructuring and other non-recurring costs in connection with the Inovis Merger in the first twelve months after closing the Merger in addition to those we recorded during the three months ended March 31, 2011.

Merger and acquisition fees.  Merger and acquisition fees were $2.5 million for the three months ended March 31, 2010 and were insignificant for the three months ended March 31, 2011.  For the three months ended March 31, 2010, these fees are for professional and legal advisory services associated with the Inovis Merger.

Interest expense, net.  Interest expense, net decreased by $1.2 million to $21.0 million for the three months ended March 31, 2011 compared to $22.2 million for the three months ended March 31, 2010.  The decrease in interest expense, net, is primarily attributable to the changes in the fair value of the interest rate swap which are reflected as a component of interest expense.

Other income (expense), net.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.  Other income (expense), net was $0.5 million income and $0.9 million expense for the three months ended March 31, 2011 and 2010, respectively.

Income tax expense.  Income tax expense was $0.9 million for the three months ended March 31, 2011 compared to $0.7 million expense for the three months ended March 31, 2010.  The income tax expense for the three months ended March 31, 2011 and the three months ended March 31, 2010 related primarily to taxes for foreign jurisdictions in which we have income.

Net loss.  Net loss was $3.8 million and $10.7 million for the three months ended March 31, 2011 and 2010, respectively.  The lower net loss for the three months ended March 31, 2011 is primarily due to increased revenue and operating income as a result of the Inovis Merger, lower interest costs due to the changes in the fair value of the interest rate swap and net gains on foreign currency transactions.

Sources and Uses of Cash

The following table is a summary of sources and uses of cash during the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Cash flows provided by operating activities	$20,109	$22,655
Cash flows used in investing activities	(9,094)	(11,915)
Cash flows used in financing activities	(50)	(8,002)
Effect of exchange rate changes on cash	(539)	341
Net increase in cash and cash equivalents	$10,426	$3,079
Cash and cash equivalents, end of period	$35,975	$19,405

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Net cash provided by operating activities was $22.7 million and $20.1 million for the three months ended March 31, 2011 and 2010, respectively.  The increase in net cash provided by operating activities of $2.6 million was mainly attributable to improved operating margin performance associated with the acquired Inovis business partially offset by decreased effectiveness in collecting outstanding receivables.

Net cash used in investing activities was $11.9 million for the three months ended March 31, 2011 compared to $9.1 million for the three months ended March 31, 2010.  Net cash used in investing activities in 2011 included $1.1 million for the acquisition of RollStream and capital expenditures of $10.8 million for property, software and equipment primarily related to continued enhancements of our service platform.  Net cash used in investing activities in 2010 was for capital expenditures for property, software and equipment primarily related to continued enhancements of our service platform.  Capital expenditures for the three months ended March 31, 2010 and 2011 included $4.1 million and $6.1 million, respectively, of costs capitalized for the development of software for internal-use.

Net cash used in financing activities was $8.0 million for the three months ended March 31, 2011 compared to net cash used in financing activities of $0.1 million for the three months ended March 31, 2010.  Net cash used in financing activities for the three months ended March 31, 2011 was from repayments of all amounts outstanding under our revolving credit facility.  Net cash used in financing activities for the three months ended March 31, 2010 was from financing costs related to our December 2009 refinancing.

Liquidity and Capital Resources

On December 23, 2009, we completed the refinancing of our then outstanding indebtedness by issuing $785.0 million in aggregate principal amount of senior secured notes (the “Senior Secured Notes”) with an original issue discount of $18.6 million.  From the proceeds, we repaid all of the debt outstanding under the previously existing credit facilities, used $227.6 million to partially fund the acquisition of Inovis on June 2, 2010, and repaid $35.0 million in debt of GXS Holdings.

The Senior Secured Notes carry an interest rate of 9.75% with interest payable on June 15 and December 15 each year.  The Senior Secured Notes will mature on June 15, 2015.  The optional redemption features on the Senior Secured Notes are summarized as follows:

•
We may on any one or more occasions at any time prior to June 15, 2012, redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 109.75% of the aggregate principal amount of the Senior Secured Notes redeemed, using the net cash proceeds from certain equity offerings, provided that at least 65% of the original aggregate principal amount of the Senior Secured Notes remain outstanding after the redemption.

•
We may on any one or more occasions at any time prior to June 15, 2012, redeem some or all of the Senior Secured Notes at a price equal to 100% of the principal amount of the Senior Secured Notes redeemed, plus a make-whole premium.

•
We may on any one or more occasions at any time prior to June 15, 2012, redeem a portion of the Senior Secured Notes at a redemption price of 103% of the principal amount of the Senior Secured Notes redeemed, provided that in no event may we redeem more than 10% of the original aggregate principal amount of the Senior Secured Notes issued during any twelve-month period at this price.

•
We may at any time on or after June 15, 2012, and from time to time redeem the Senior Secured Notes, in whole or in part, at the redemption prices defined in the indenture governing the Senior Secured Notes.

•	In each case, we must also pay accrued and unpaid interest, if any, to the redemption date.

•	In the event of a change in control, we must offer to repurchase any outstanding Senior Secured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

Following the December 23, 2009 debt refinancing, our principal sources of liquidity have been, and are expected to continue to be, our current cash balances, cash flow from operations and borrowings under the revolving credit facility of our Credit and Guaranty Agreement, or the “Revolver”.

We expect that cash flows from foreign operations will be required to meet our domestic debt service requirements.  However, there is no assurance that the foreign subsidiaries will generate sufficient cash flow or that the laws in foreign jurisdictions will not change to limit our ability to repatriate these cash flows or increase the tax burden on the collections.

The Credit and Guaranty Agreement entered into on December 23, 2009 with various lenders provides us with a Revolver with an aggregate principal amount of $50.0 million, the proceeds of which shall be used for working capital, supporting letters of credit and general corporate purposes.  The interest rate for the Revolver is a predetermined amount above the London Interbank Offered Rate (“LIBOR”), subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at our option.

In June 2010, we borrowed $23.0 million from the Revolver to pay a portion of the interest payable on the Senior Secured Notes.  This amount was fully repaid in September 2010 and there were no outstanding borrowings against the Revolver until December 2010, when we borrowed $8.0 million from the Revolver, and this amount was an outstanding borrowing against the Revolver at December 31, 2010.  We repaid $3.0 million of the outstanding borrowings in February 2011 and repaid the remaining $5.0 million outstanding borrowings in March 2011.  At March 31, 2011, there were no outstanding borrowings against the Revolver.

The agreements governing our Senior Secured Notes impose limitations of our ability, to among other things, incur additional indebtedness, incur liens, consummate certain asset sales, make certain restricted payments, enter into certain transactions with affiliates, issue capital stock, merge or consolidate with any other person or sell, transfer or otherwise dispose of any assets.  The Credit and Guaranty Agreement also requires that we meet and maintain certain financial ratios and tests, including a minimum interest coverage ratio of 1.75 and a maximum net leverage ratio of 5.25, each as defined in the agreement.  Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control.  Our failure to comply with these covenants could result in a default under the Credit and Guaranty Agreement and the Indenture governing our Senior Secured Notes.  At March 31, 2011, we had an interest coverage ratio of 2.33 and a net leverage ratio of 4.46, calculated as defined in the agreement, and were in compliance with all financial and nonfinancial covenants.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated  financial statements, which are prepared in accordance with accounting principles generally accepted in the United States.  Some accounting policies require us to make estimates and assumptions about future events that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results could differ from those estimates, and any differences may be material to our condensed consolidated financial statements.  A description of all of our significant accounting policies used is included in Note 2 to our unaudited condensed consolidated financial statements, included herein.  Some of these policies involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our condensed consolidated financial statements.  These critical accounting policies, in management’s judgment, are those described below.  If different assumptions or conditions were to prevail, or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.

Revenue Recognition

We have various service lines, specifically including:  Messaging Services, Managed Services, B2B Software Services, Custom Outsourcing Services, and Data Synchronization.  Our service lines generate revenues from three principal sources:

Transaction Processing — We earn recurring transaction processing revenue from facilitating the exchange of business documents among its customers’ computer systems and those of their trading partners.  Such revenues are generally based on a per transaction fee or monthly minimum charge and are recognized in the period in which the related transactions are processed.  Revenue on contracts with monthly, quarterly or annual minimum transaction levels is recognized based on the greater of actual transactions or the specified contract minimum amounts.

Professional Services — Professional services are generally conducted under time and material contracts and revenue is recognized as the related services are provided.

Software Licensing and Maintenance — We earn revenue from the licensing of software applications that facilitate and automate the exchange of information among disparate business systems and applications.  Such revenue is recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable.  Revenue from licensing software that requires significant customization and modification or where services are otherwise considered essential to the functionality of the software are recognized using the percentage of completion method, based on the costs incurred in relation to the total estimated costs of the contract.  Revenue from hosted software applications are recognized ratably over the hosting period unless the customer has the contractual right to take possession of the software without significant penalty and it is feasible for the customer to use the software with its own hardware or contract with another party unrelated to us to host the software.  Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the related maintenance period, which is typically one year.

Effective January 1, 2011, we adopted the provisions of Accounting Standards Update (“ASU”) 2009-13 – Revenue Arrangements with Multiple Deliverables, which requires companies to allocate the overall arrangement consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence (“VSOE”) or other third-party evidence of the selling price.  We identified no significant impact on our condensed consolidated results of operations and financial condition of adopting ASU 2009-13.  For non-software arrangements with more than one element of revenue with stand-alone value, we allocate revenue to each component based on VSOE, or third party evidence of selling price when available, or estimated selling price.  VSOE for software maintenance is based on contractual renewal rates.  Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

In certain arrangements, we sell transaction processing along with implementation and start-up services.  The implementation and start-up services typically do not have stand-alone value and, therefore, are not separated.  Implementation and start-up services are recognized over the term of the related transaction processing arrangement.  In some arrangements, we also sell professional services which do have stand-alone value and can be separated from other elements in the arrangement.  The revenue related to these services is recognized as the service is performed.

We also defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.

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

Capitalization of Software

We capitalize software development costs in accordance with FASB ASC 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.  We begin to capitalize costs for software to be used internally when we enter the application development stage.  This occurs when we have completed the preliminary project stage, our management authorizes and commits to funding the project and we believe it is feasible that the project will be completed and the software will perform the intended function.  We stop capitalizing costs related to a software project when we believe we have entered the post implementation and operation stage.  If we were to make different determinations with respect to the state of development that a software project had achieved, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

The costs we capitalize during the application development stage consist of payroll and related costs for our employees who are directly associated with, and who devote time directly to, a project to develop software for internal-use.  We also capitalize the direct costs of materials and services, which generally includes outside contractors, and capitalized interest.  We do not capitalize any general and administrative or overhead costs or costs incurred during the application development stage related to training or data conversion costs.  We capitalize costs related to upgrades and enhancements to internal-use software if those upgrades and enhancements result in additional functionality.  If upgrades and enhancements do not result in additional functionality we expense those costs as incurred.  If we were to make different determinations with respect to whether upgrades or enhancements to software projects would result in additional functionality, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

We begin to amortize capitalized costs with respect to development projects for internal-use software when the software is ready for use.  We generally amortize the capitalized software development costs using the straight-line method over a five-year period.  In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors.  If we were to make different determinations with respect to the estimated useful lives of the software, the amount of amortization we charge in a particular period could differ materially.

In accordance with FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, we expense costs incurred in the development of software sold externally or developed for license to customers until technological feasibility has been established under the working model method.  However, we have not capitalized costs since there is generally such a short period of time between the date technological feasibility is achieved and the date when the product is available for general release to customers, thus any costs incurred have not been material to date.

Valuation of Long-lived Assets

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and our analysis of undiscounted cash flow, we measure any impairment based on the fair value of the asset less selling costs.  Fair value is typically estimated based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business.  This process is subjective, as it requires management to make estimates and assumptions about future cash flows and discount rates.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) (previously Emerging Issues Task Force (“EITF”) Issue No. 10-A, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts).  ASU 2010-28 requires companies that are performing their goodwill impairment testing (either on an annual or interim basis) and have identified a reporting unit with a zero or negative carrying value of equity during step one of the test, to perform step two of the goodwill impairment test and determine if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 became effective prospectively for public entities whose fiscal years, and interim period within those years, begin after December 15, 2010.  We adopted ASU 2010-28 as of January 1, 2011 and, aside from potentially more frequent impairment testing of goodwill since we currently have a negative carrying value of equity (a stockholder’s deficit), identified no material impact that its adoption had on our condensed consolidated results of operations and financial condition.

As of December 31, 2010 and March 31, 2011, we completed impairment testing and determined that goodwill was not impaired.  Our test is based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2010 and March 31, 2011.  At March 31, 2011, we performed the required step two test and determined that goodwill was not impaired.

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

Deferred Taxes

We consider the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies in assessing the realization of deferred tax assets.  Management believes we will achieve profitable operations in future years that will enable us to recover the benefit of our deferred tax assets.  However, we presently do not have sufficient objective evidence that it is more likely than not that we will realize the benefits from the deferred tax assets and, accordingly, have established a full valuation allowance for our U.S. and selected foreign net deferred tax assets as required by U.S. GAAP.

Contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  These events are called contingencies, and our accounting for these events is prescribed by FASB ASC 450, Accounting for Contingencies.  This standard defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.  Contingent losses must be accrued if:

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

Foreign Currency Risk

The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period.  Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholder's deficit titled accumulated other comprehensive loss.  Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation.  Our foreign currency risk is primarily for transactions denominated in the British pound, European euro, Japanese yen and Brazilian real.

Although much of our revenues are generated in U.S. dollars, $47.0 million, or 41.2% of our revenues for the three months ended March 31, 2011 were generated in non-U.S. dollar denominated currencies.  Our operating expenses are also generally denominated in U.S. dollars; however, approximately $30.9 million, or 32.0%, of our expenses for the three months ended March 31, 2011 were denominated in foreign currencies.  Due to the relatively weaker U.S. dollar as of March 31, 2011, our operating income was favorably affected by $0.2 million when compared to the three months ended March 31, 2010.

From a sensitivity analysis viewpoint, based on our financial results for the three months ended March 31, 2011, a hypothetical overall 10% change in the U.S. dollar from the average foreign exchange rates during the three months ended March 31, 2011 would have impacted our revenue and operating income by approximately $4.7 million and $1.6 million, respectively.

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

On December 23, 2009, we entered into a Credit and Guaranty Agreement which provides us with a $50.0 million revolving credit facility, or Revolver.  The interest rate for the Revolver is a predetermined amount above the LIBOR, subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the our option.  The actual impact of any change in the applicable interest rate on our results of operations could be affected by the existence of interest rate floors established for the LIBOR and the administrative agent’s “base rate”.

We have an interest rate swap agreement with a commercial bank with a notional amount of $255.0 million.  The provisions of the agreement provide that we will pay the counterparty a fixed rate of 3.86%.  The counterparty will pay us a variable rate equal to the three-month LIBOR, which was 0.30% at March 31, 2011.  The fair value of the interest rate swap was $4.7 million and $2.3 million as of December 31, 2010 and March 31, 2011, respectively.  The interest rate swap was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets at December 31, 2010 and at March 31, 2011.  The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2.3 million on that date.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage our exposure related to changes in the three-month LIBOR rate associated with our previously outstanding variable-rate credit facility.  As the hedged future forecasted transactions (variable interest payments on the credit facility) were no longer probable of occurring upon the repayment and extinguishment of the previously outstanding credit facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009.   In addition, changes in the fair value of the interest rate swap are now recorded through interest expense, and the change or unrealized gain in fair value of the interest rate swap of $2.4 million was recorded as a reduction to interest expense in the three months ended March 31, 2011.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

We continue to evaluate and integrate certain business processes and systems.  Accordingly, certain changes have been made, and will continue to be made, to our internal controls over financial reporting until such time as these integrations are complete.  In March 2011, we hired a new Vice President and Global Controller who is responsible for the Company’s accounting and financial reporting activities.  On April 27, 2011, the Company’s board of directors designated the new Vice President and Global Controller as principal accounting officer of the Company.  There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, our Brazilian subsidiary, GXS Tecnologia da Informação (Brasil) Ltda., is subject to potential tax claims by Brazilian tax authorities relating to value added tax (“VAT”) exposure that we identified in the course of conducting due diligence in connection with the acquisition of Interchange.  We believe that VAT may have been underpaid by Interchange during the period from January 2004 to June 2006, and we have recorded a reserve of approximately $8.5 million as of March 31, 2011, in respect of these claims.  Although the sellers of Interchange are contractually obligated to indemnify us pursuant to the stock purchase agreement executed in connection with the acquisition and we have recorded a corresponding receivable of $8.5 million as of March 31, 2011, for the indemnity to offset the potential liability, additional legal action may be required to recover any potential liability under such indemnity.

Currently, New York State tax authorities are in the process of conducting a sales tax audit of Inovis for the period March 2008 to May 2010.  The tax audit is in its early stages, but if the tax authorities finally determine that the applicable sales tax was underpaid by Inovis, we may incur a tax liability, including accrued interest and penalties.  Since the audit is currently in its preliminary stages, we are unable to estimate the likelihood or amount of any potential additional liability at this time and have not accrued for any potential exposure.

There have been no other material changes in legal proceedings from those described in Part I, Item 3 included in our 2010 Annual Report on Form 10-K.

Item 1A.     Risk Factors

There have been no material changes in the risk factors affecting us from those described in Part I, Item 1A of our 2010 Annual Report on Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        (Removed and Reserved)

Not Applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit No.	Description
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 16, 2011

GXS WORLDWIDE, INC. By: GXS WORLDWIDE, INC.

By:	/s/ Robert Segert
Name: Robert Segert
Title: Director, President and Chief Executive Officer

By:	/s/ Gregg Clevenger
Name: Gregg Clevenger
Title: Executive Vice President, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*	Filed herewith