Form 10-Q
period 2011-06-30
GXS Worldwide, Inc.
filed 2011-08-15
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐               Accelerated filer ☐                 Non-accelerated filer ☑                Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 15, 2011, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

GXS WORLDWIDE, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2011

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

PART I.     FINANCIAL INFORMATION

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2010	June 30, 2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,326	$15,136
Receivables, net	97,738	112,372
Prepaid expenses and other assets	26,643	31,569
Total current assets	140,707	159,077

Property and equipment, net	95,523	105,215
Goodwill	264,857	270,313
Intangible assets, net	141,357	131,876
Deferred financing costs	19,262	17,165
Other assets	16,730	19,990

Total Assets	$678,436	$703,636

Liabilities and Stockholder's Deficit
Current liabilities:
Borrowings under revolving credit facility	$8,000	$16,000
Trade payables	12,862	19,516
Deferred income	43,101	48,822
Accrued expenses and other current liabilities	60,275	61,300
Total current liabilities	124,238	145,638

Long-term debt	769,115	770,554
Deferred income tax liabilities	7,580	6,828
Other liabilities	43,912	46,744
Total liabilities	944,845	969,764

GXS Worldwide, Inc. stockholder's deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	427,892	428,798
Accumulated deficit	(686,162)	(689,930)
Accumulated other comprehensive loss	(8,397)	(5,286)
Total GXS Worldwide, Inc. stockholder's deficit	(266,666)	(266,417)
Non-controlling interest	257	289
Total stockholder’s deficit	(266,409)	(266,128)

Total Liabilities and Stockholder’s Deficit	$678,436	$703,636

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2011	2010	2011
Revenues	$97,649	$118,815	$182,335	$232,923

Costs and operating expenses:
Cost of revenues	50,407	63,860	94,463	126,489
Sales and marketing	13,067	16,124	24,548	31,583
General and administrative	12,466	16,105	25,803	34,289
Restructuring charges	781	1,418	1,067	1,619
Loss on disposition of assets	1,724	––	1,724	––
Merger and acquisition fees	6,519	139	9,004	165
Operating income	12,685	21,169	25,726	38,778

Other income (expense):
Interest income	90	20	129	41
Interest expense	(20,717)	(19,651)	(42,938)	(40,621)
Other income (expense), net	(560)	(1,059)	(1,412)	(603)
Income (loss) before income taxes	(8,502)	479	(18,495)	(2,405)

Income tax expense (benefit)	(36,537)	421	(35,861)	1,331
Net income (loss)	28,035	58	17,366	(3,736)
Less: Net income (loss) attributable to non-controlling interest	(21)	22	(50)	32
Net income (loss) attributable to GXS Worldwide, Inc.	$28,056	$36	$17,416	$(3,768)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2011	2010	2011

Net income (loss)	$28,035	$58	$17,366	$(3,736)
Foreign currency translation adjustments	(367)	2,026	(1,032)	3,111
Comprehensive income (loss)	27,668	2,084	16,334	(625)
Less: Comprehensive income (loss) attributable to non-controlling interest	(21)	22	(50)	32
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$27,689	$2,062	$16,384	$(657)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total stockholder's deficit
Balance at December 31, 2010	$1	$427,892	$(686,162)	$(8,397)	$257	$(266,409)
Net income (loss)	––	––	(3,768)	––	32	(3,736)
Stock compensation expense	––	486	––	––	––	486
Foreign currency translation adjustments	––	––	––	3,111	––	3,111
Contribution by GXS Group, Inc.	––	420	––	––	––	420
Balance at June 30, 2011	$1	$428,798	$(689,930)	$(5,286)	$289	$(266,128)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months ended June 30,
	2010	2011
Cash flows from operations:
Net income (loss)	$17,366	$(3,736)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,851	26,239
Deferred income taxes	152	(1,135)
Change in deferred tax asset valuation allowance resulting from business acquisition	(36,821)	––
Loss on disposition of assets	1,724	––
Amortization of deferred financing costs and debt discount	3,722	3,655
Unrealized gain on interest rate swap	(3,333)	(2,365)
Realized gain on interest rate swap	––	(2,318)
Stock compensation expense	83	486
Changes in operating assets and liabilities, net of effect of business acquisition:
(Increase) decrease in receivables	10,850	(14,351)
Increase in prepaid expenses and other assets	(1,114)	(8,359)
Increase (decrease) in trade payables	(14,803)	4,367
Increase (decrease) in deferred income	(2,309)	5,199
Increase (decrease) in accrued expenses and other liabilities	(1,501)	5,136
Other	3,282	1,069
Net cash provided by (used in) operating activities	(3,851)	13,887

Cash flows from investing activities:
Purchases of property and equipment	(19,517)	(22,417)
Proceeds from sale of assets	400	––
Business acquisitions, net of cash acquired ($14,440 for six months ended June 30, 2010; $4 for six months ended June 30, 2011)	(220,005)	(1,125)
Decrease in restricted cash	227,580	––
Net cash used in investing activities	(11,542)	(23,542)

Cash flows from financing activities:
Borrowings under revolving credit facility	23,000	24,000
Repayments under revolving credit facility	(8,000)	(16,000)
Payment of financing costs	(228)	(2)
Net cash provided by financing activities	14,772	7,998

Effect of exchange rate changes on cash	(477)	467

Decrease in cash and cash equivalents	(1,098)	(1,190)
Cash and cash equivalents, beginning of year	25,549	16,326
Cash and cash equivalents, end of period	$24,451	$15,136

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,460	$43,626
Cash paid for income taxes	$1,060	$1,448

Noncash investing and financing activities:
Management fees waived by Francisco Partners	$833	$––
Fair value of equity securities issued in business acquisition	$68,805	$420

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

On June 2, 2010, GXS Holdings acquired Inovis International, Inc. (“Inovis”), a provider of integrated B2B services and solutions that manage the flow of e-commerce information for global trading communities.  Following the transaction, Inovis was merged with and into GXS, Inc. (“GXSI”), an indirect wholly-owned subsidiary and a guarantor of the Company’s notes, and the Company became an indirect wholly-owned subsidiary of GXS Group (previously known as Griris Holding Company, Inc.).  Certain foreign subsidiaries of Inovis became wholly-owned subsidiaries of GXSI.  The results of operations for Inovis since its acquisition on June 2, 2010 are included and reflected in the condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2011.

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

Interim results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year.  For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K, filed under the Securities Act with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

(c)    Foreign Currency

The financial statements of most subsidiaries located outside of the United States are measured using the local currency as the functional currency.  Assets and liabilities are translated at rates of exchange that approximate those at the balance sheet date.  Income and expense items are translated at average monthly rates of exchange.  The resulting translation gains and losses are included as a separate component of accumulated other comprehensive loss included in stockholder’s deficit.  Gains and losses from transactions in foreign currency are included in the condensed consolidated statements of operations within other income (expense), net.

(d)   Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of overnight interest bearing deposits.

(e)    Revenue Recognition

The Company has various service lines, specifically including:  Messaging Services, Managed Services, B2B Software Services, Data Synchronization, and Custom Outsourcing Services.  The Company’s service lines generate revenues from three principal sources:

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

The Company also defers all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these costs as of December 31, 2010 and June 30, 2011 was $18,950 and $23,427, respectively, and are included in both prepaid expenses and other assets (see Note 5) and other assets (see Note 8) in the condensed consolidated balance sheets.

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

(h)    Capitalized Software Costs

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40 – Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.  The Company begins to capitalize costs for software to be used internally when it enters the application development stage.  This occurs when the Company completes the preliminary project stage, management authorizes and commits to funding the project and it is feasible that the project will be completed and the software will perform the intended function.  The Company stops capitalizing costs related to a software project when it enters the post implementation and operation stage.  If different determinations are made with respect to the state of development that a software project had achieved, then the amount capitalized and the amount charged to expense for that project could differ materially.

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

The Company capitalized costs related to the development of internal-use software of $5,025 and $9,108 during the three and six months ended June 30, 2010, and $7,043 and $13,099 during the three and six months ended June 30, 2011, respectively.  Such amounts include capitalized interest of $221 and $427 for the three and six months ended June 30, 2010, and $339 and $625 for the three and six months ended June 30, 2011, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

In accordance with FASB ASC 985-20 – Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company expenses costs incurred in the development of software sold externally or developed for license to customers until technological feasibility has been established under the working model method.  However, the Company does not capitalize costs since there is generally such a short period of time between the date technological feasibility is achieved and the date when the product is available for general release to customers, thus any costs incurred have not been material to date.

(i)	Goodwill

As of December 31, 2010 and June 30, 2011, the Company had goodwill in the amount of $264,857 and $270,313, respectively.  The Company historically tests goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment.  The impairment test involves two steps.  In the first step, the Company compares the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, step two is performed to measure the impairment loss.

In December 2010, the FASB issued ASU 2010-28 – Intangibles – Goodwill and Other (Topic 350) (previously Emerging Issues Task Force (“EITF”) Issue No. 10-A – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts).  ASU 2010-28 requires companies that are performing their goodwill impairment testing (either on an annual or interim basis) and have identified a reporting unit with a zero or negative carrying value of equity during step one of the test, to perform step two of the goodwill impairment test and determine if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 became effective prospectively for public entities whose fiscal years, and interim period within those years, begin after December 15, 2010.  The Company adopted ASU 2010-28 as of January 1, 2011 and, aside from potentially more frequent impairment testing of goodwill since the Company currently has a negative carrying value of equity (a stockholder’s deficit), identified no material impact that its adoption had on the Company’s condensed consolidated results of operations and financial condition.

As of December 31, 2010 and June 30, 2011, the Company completed impairment testing, including performing the required step two test as of June 30, 2011, and determined that goodwill was not impaired.  The Company’s impairment test is based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2010 and June 30, 2011.

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

Accumulated other comprehensive loss consisted of the following:

	December 31, 2010	June 30, 2011
Additional minimum pension liability	$(2,292)	$(2,292)
Foreign currency translation adjustments	(6,105)	(2,994)
Accumulated other comprehensive loss	$(8,397)	$(5,286)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

(l)     Research and Development

Research and development costs are expensed as incurred.  Research and development costs are reflected within cost of revenues in the condensed consolidated results of operations for the three and six months ended June 30, 2010 and 2011.

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

The expected effective income tax rate for the three and six months ended June 30, 2010 and 2011 differs from the federal statutory rate of 35% principally as a result of state income taxes, differing rates in foreign jurisdictions and the effect of losses in the United States and foreign jurisdictions for which no income tax benefit has been recognized.

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

The Company entered into an interest rate swap agreement with a commercial bank in 2008.  The interest rate swap had been designated as a cash flow hedge.  The unrecognized loss for the cash flow hedge included in accumulated other comprehensive loss at December 31, 2008 was reclassified into interest expense during 2009, as the Company retired all variable rate debt in December, 2009.  The fair value of the interest rate swap was determined using pricing models developed based on the London Interbank Offered Rate (“LIBOR”) swap rate and other observable inputs, adjusted to reflect nonperformance risk of both the counterparty and the Company.  The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment on that date.

The Company considered the interest rate swap to be included within Level 2 of the fair value hierarchy established by U.S. GAAP, as its fair value is measured primarily utilizing observable market based inputs.

(o)   Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, the interest rate swap and long-term debt.  Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments.  As of December 31, 2010 and June 30, 2011, the Company’s long-term debt was trading close to its par value or face value, so the Company considers the fair value to approximate the book value.  The fair value of the Company’s interest rate swap, which expired and was settled on April 26, 2011, is discussed further in Note 12.

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
(In thousands, except per share amounts)

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

Compensation costs relating to share-based payment transactions are recognized in the condensed consolidated statements of operations based upon the fair value of the award over the applicable service period.  Fair value is determined in accordance with FASB ASC Topic 718 – Accounting for Stock Options and Other Stock-Based Compensation.

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

Significant estimates used in preparing the condensed consolidated financial statements include:  recovery of long-lived assets; useful lives of amortized intangible assets; and valuations of goodwill, receivables, cost deferrals, tax reserves and valuation allowances, deferred tax assets and pension liabilities.  In addition, estimates are required to recognize revenue for software and other arrangements with multiple deliverables and to assess the stage at which software development costs should be capitalized.

(r)     Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 2010 and for the three and six months ended June 30, 2010 to conform to the presentation at June 30, 2011 and for the three and six months then ended.

(s)    Recently Released Accounting Standards

In May 2011, the FASB issued ASU 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The ASU was issued concurrently with IFRS (“International Financial Reporting Standards”) 13 – Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements.  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already permitted under IFRS or U.S. GAAP.  Public entities are required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011 and early adoption is not permitted.  The Company is currently evaluating the potential impact of the adoption of ASU 2011-04, but does not believe it will have a significant impact on its financial statement presentation and disclosures, or its consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU 2011-05 – Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in the financial statements.  The ASU provides an entity the option to present the components of net income and comprehensive income in either one or two consecutive financial statements and eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.  An entity should apply the ASU retrospectively.  For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011, and early adoption is permitted.  The Company is currently evaluating the potential impact of the adoption of ASU 2011-05, but does not believe it will have any impact on its financial statement presentation.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

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

The acquisition was accounted for using the purchase method of accounting prescribed in FAS Codification 805 – Business Combinations.  In the first quarter of 2011, the Company had recorded a preliminary estimate of fair values of assets acquired and liabilities assumed in connection with the RollStream acquisition, including a $2,100 preliminary estimate of goodwill which was subsequently adjusted to $1,638 during the second quarter of 2011.  This adjustment also included recording amortizable intangible assets (including customer relationships, product technology and trademarks) of $611.  The preliminary estimated fair value of the goodwill and amortizable intangible assets may be further adjusted upon finalization of the fair value analysis of the RollStream net assets on the acquisition date.

The impact of the RollStream acquisition on the Company’s condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2011 is immaterial and therefore pro forma financial information is not provided.

Inovis International, Inc.

On June 2, 2010, GXS Holdings acquired all the capital stock of Inovis for total consideration of $303,250, including cash of $129,782 paid to retire the outstanding debt of Inovis and cash of $104,663 paid to the Inovis  stockholders (the “Merger”).  The Inovis stockholders also received shares of common and preferred stock with a fair value of $68,805, as determined by an independent third-party valuation services firm, in GXS Group, which owns all of the capital stock of GXS Holdings, resulting in Inovis stockholders having an approximate 28.1% ownership interest in GXS Group following consummation of the Merger.

The Company used cash held in escrow of $227,580 obtained from the Senior Secured Notes issuance in December 2009, to retire the Inovis indebtedness and to fund a portion of the cash consideration paid to the Inovis stockholders.  Of the $104,663 cash paid to the Inovis stockholders, payment of $10,800 was subject to certain conditions until the expiration of certain indemnification obligations of the Inovis stockholders on June 2, 2011, the one-year anniversary of the closing of the Merger.  Of this, the payment of $2,100 in consideration that was escrowed is subject to adjustment and timing as set forth in the Inovis Merger Agreement, which provides that payment will be made upon resolution of pending indemnification matters under the Inovis Merger Agreement.

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

All transaction costs incurred in connection with the Merger were expensed and are included in operating expenses.  Transaction costs incurred in connection with the Merger were $6,519 and $9,004 during the three and six months ended June 30, 2010, respectively, and no additional transaction costs in connection with the Merger were recorded during the three and six months ended June 30, 2011.  These transaction costs are reflected as merger and acquisition fees in the condensed consolidated statement of operations.

The following schedule presents unaudited consolidated pro forma results of operations data as if the Merger had occurred on January 1, 2010.  This information does not purport to be indicative of the actual results that would have occurred if the Merger had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

	Three Months ended June 30, 2010	Six Months ended June 30, 2010
Revenues	$120,561	$237,173
Net loss	(446)	(3,730)

The actual results of operations for Inovis including revenues of approximately $72,000 for the period June 2, 2010 through December 31, 2010, are included in the condensed consolidated results of operations for the year ended December 31, 2010.

The Merger was subject to regulatory review.  In connection with the review by the Antitrust Division of the U.S. Department of Justice, the Company divested its catalog service offering.  On May 28, 2010, the Company sold customer contracts and intellectual property rights related to its catalog services offering and recorded a loss on sale of $1,724.  This loss is reflected as a loss on disposition of assets in the condensed consolidated statement of operations.

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

The Company identified a pre-acquisition tax contingency for which the sellers have provided a full indemnification and which the Company believes can be enforced and recovered if needed.  The Company had originally accrued an estimated liability of $11,278 and recorded an equal amount as a receivable from the seller, which is classified as other receivables within receivables, net.  As of June 30, 2011 the estimated liability and corresponding indemnification receivable was $8,910 and continues to be reflected in both accrued expenses and other current liabilities (see Note 9) and receivables, net (see Note 4) in the condensed consolidated balance sheets.

(4)	Receivables

Receivables, net were comprised of the following:

	December 31, 2010	June 30, 2011
Trade accounts receivable	$90,818	$103,361
Unbilled receivables	6,008	4,971
Other receivables	13,282	17,285
Subtotal	110,108	125,617
Less: allowance for doubtful accounts	(12,370)	(13,245)
Total receivables, net	$97,738	$112,372

Unbilled receivables represent amounts earned and accrued as receivables from customers prior to the end of the period.  Unbilled receivables are expected to be billed and collected within twelve months of the respective balance sheet date.  Other receivables include various value added tax receivables and the indemnification receivable associated with the Interchange tax contingency of $8,339 and $8,910 at December 31, 2010 and June 30, 2011, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

(5)	Prepaid Expenses and Other Assets

Prepaid expenses and other assets (a current asset) consisted of the following:

	December 31, 2010	June 30, 2011
Deferred income tax assets, current	$6,505	$7,005
Deferred direct and relevant costs	7,626	7,717
Prepaid expenses	12,322	16,809
Other	190	38
Total	$26,643	$31,569

(6)	Property and Equipment

Property and equipment, net were comprised of the following:

	December 31, 2010	June 30, 2011
Computer equipment and furniture	$195,154	$202,859
Computer software	303,442	321,834
Leasehold improvements	17,788	18,271
Gross property and equipment	516,384	542,964
Less: accumulated depreciation and amortization	(420,861)	(437,749)
Property and equipment, net	$95,523	$105,215

Depreciation and amortization expense related to property and equipment was $8,910 and $17,033 for the three and six months ended June 30, 2010 and $8,012 and $15,447 for the three and six months ended June 30, 2011, respectively.

(7)	Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the six months ended June 30, 2011:

Balance as of December 31, 2010	$264,857
Additions:
Inovis Merger adjustment	2,635
RollStream acquisition	1,638
Foreign currency translation	1,183
Balance as of June 30, 2011	$270,313

In June 2011, the Company received a final assessment from the State of New York upon conclusion of the state’s sales and use tax audit of Inovis for the period of March 1, 2008 through May 31, 2010.  This audit was disclosed as a contingency in the Company’s Form 10-Q for the three months ended March 31, 2011.  The final assessment included $2,443 of sales tax owed for the audit period, as well as $438 interest on the unpaid tax for a total of $2,881.  The Company concluded that the tax liability for this pre-Inovis Merger tax assessment, plus interest owed on the unpaid tax up to the June 2, 2010 merger date, should be recorded as part of the liabilities assumed in the Inovis Merger and become part of the goodwill recorded in accordance with the guidelines of ASC 805 – Business Combinations.  The Company recorded a total of $2,635, comprised of the total sales tax owed of $2,443 plus $192 of interest relating to the pre-Inovis Merger period, as an increase to goodwill and accrued expenses and other current liabilities on the accompanying consolidated balance sheets.  The Company recorded $246 of interest accrued since June 2, 2010 as interest expense in the consolidated statements of operations for the three month period ending June 30, 2011.  The Company paid $2,881 to the State of New York on July 19, 2011, in full satisfaction of the tax assessment and interest.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

Other acquired intangible assets were comprised of the following:

June 30, 2011	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$222,093	$(112,705)	$109,388
Product technology	18,486	(2,226)	16,260
Trade names and trademarks	4,368	(935)	3,433
Other acquired intangible assets	4,005	(3,126)	879
Subtotal	248,952	(118,992)	129,960
Non-amortizable intangible assets:
Trade names and trademarks	1,916	––	1,916
Total	$250,868	$(118,992)	$131,876

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,150	$(103,319)	$117,831
Product technology	18,090	(1,186)	16,904
Trade names and trademarks	4,300	(502)	3,798
Other acquired intangible assets	3,895	(2,874)	1,021
Subtotal	247,435	(107,881)	139,554
Non-amortizable intangible assets:
Trade names and trademarks	1,803	––	1,803
Total	$249,238	$(107,881)	$141,357

As a result of the RollStream acquisition, the Company recorded $611 of amortizable intangible assets (including customer relationships, product technology and trademarks) during the second quarter of 2011.  The gross carrying amounts of certain intangible assets are impacted by certain balances being denominated in foreign currencies.  These balances are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.

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

Amortization expense related to intangible assets was $1,385 and $1,818 for the three and six months ended June 30, 2010 and $5,305 and $10,792 for the three and six months ended June 30, 2011, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

(8)	Other Assets

Other assets (a non-current asset) consisted of the following:

	December 31, 2010	June 30, 2011
Deferred direct and relevant costs on implementations of long-term contracts, net	$11,324	$15,710
Refundable deposits	2,352	2,310
Other	3,054	1,970
Total	$16,730	$19,990

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2010	June 30, 2011
Employee compensation and benefits	$15,921	$16,788
Other non-income taxes accrued	9,018	10,775
Estimated Interchange pre-acquisition tax contingency	8,339	8,910
Restructuring	4,581	4,383
Accrued interest	5,258	3,538
Fair value of interest rate swap	4,683	––
Other	12,475	16,906
Total	$60,275	$61,300

(10)	Other Liabilities

Other liabilities (a non-current liability) consisted of the following:

	December 31, 2010	June 30, 2011
Pension and related benefits	$19,779	$21,584
Deferred rent – non-current	8,014	8,543
Deferred income – non-current	7,061	8,010
Restructuring – non-current	5,817	4,462
Rebates due to stockholders of Interchange, net of discount	1,899	2,971
Other	1,342	1,174
Total	$43,912	$46,744

(11)	Debt

Debt consisted of the following:

	December 31, 2010	June 30, 2011
Revolving credit facility	$8,000	$16,000
Senior secured notes	785,000	785,000
Less: unamortized original issue discount	(15,885)	(14,446)
Total debt	777,115	786,554
Less: current maturities of long-term debt	(8,000)	(16,000)
Total long-term debt	$769,115	$770,554

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

Senior Secured Notes

On December 23, 2009, the Company issued $785,000 of senior secured notes (“the Senior Secured Notes”) with an original issue discount of $18,608.  Net proceeds from issuance were used to fund the Inovis Merger in 2010, retire all of the outstanding debt under a previously outstanding credit facility and $35,000 of GXS Holdings outstanding subordinated notes, pay debt issuance costs and for other general corporate purposes.  Under the terms of the Senior Secured Notes indenture, the Company placed $227,580 in an escrow account to fund the Merger.  On June 2, 2010, the Company withdrew the funds from the escrow account to fund the Merger.

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

Revolving Credit Facility

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50,000 revolving credit facility (“the Revolver”).  The interest rate for the Revolver is a predetermined amount above the LIBOR, subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the Company’s option.  The Revolver is guaranteed by the guarantors that guarantee the Senior Secured Notes and secured by collateral that secure the Senior Secured Notes.  The Revolver is used by the Company, among other things, to fund its working capital needs, support letters of credit and for general corporate purposes.  The Company’s ability to borrow additional monies in the future under the Revolver is subject to certain conditions, including compliance with certain covenants.  As of June 30, 2011, the Company had outstanding letters of credit of $11,700, outstanding borrowings of $16,000 and additional available borrowings of $22,300 under the Revolver.  In August 2011, the Company repaid $2,000 of the outstanding borrowings.  Any outstanding borrowings under the Revolver shall be repaid in full on December 23, 2012 and the commitments shall terminate on that date.

The Revolver requires the Company to maintain certain financial and nonfinancial covenants.  Noncompliance with any covenant specified in the Credit and Guaranty Agreement would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable.  At June 30, 2011, the Company was in compliance with all financial and non-financial covenants.

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

 Deferred financing costs are being amortized over the life of the debt using a method that approximates the interest method. Amortization expense related to the deferred financing costs for the three and six months ended June 30, 2010 was $1,064 and $2,064, respectively.  Amortization expense related to the deferred financing costs for the three and six months ended June 30, 2011 was $1,074 and $2,099, respectively.

(12)	Financial Instruments

Until April 2011, the Company had an interest rate swap agreement with a commercial bank with a notional amount of $255,000.  The provisions of the agreement provided that the Company would pay the counterparty a fixed rate of 3.86%.  The counterparty would pay the Company a variable rate equal to three-month LIBOR, which was 0.30% at March 31, 2011.  The fair value of the interest rate swap was $4,683 as of December 31, 2010.  The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2,318 having been made on that date.  The interest rate swap was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet at December 31, 2010.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage the Company’s exposure related to changes in the three-month LIBOR rate associated with its previously outstanding variable-rate credit facility.  As the hedged future forecasted transactions (variable interest payments on the credit facility) were no longer probable of occurring upon the repayment and extinguishment of the previously outstanding credit facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009.  In addition, changes in the fair value of the interest rate swap were recorded through interest expense.  The changes in fair value of the interest rate swap of $2,291 and $3,333 were recorded as a reduction to interest expense in the three and six months ended June 30, 2010, respectively.  The changes in fair value of the interest rate swap of $2,318 and $4,683 were recorded as a reduction to interest expense in the three and six months ended June 30, 2011, respectively.

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

The Company’s Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore. U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices.  Accordingly, the Company determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, the Company may incur an increased tax liability, including accrued interest and penalties.  GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from its tax advisors, the Company believes that the facts the Indian tax authorities are using to support their assessment are flawed.  The Company has started appeal procedures and anticipate a settlement with the tax authorities.  The Company has made provisions in its accounts of $1,494 to cover its anticipated financial exposure to this matter.  There can be no assurance that our appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that the Company may receive similar orders for other years until the above disputes are resolved.

In June 2011, the Company received a final assessment from the State of New York upon conclusion of the state’s sales and use tax audit of Inovis for the period of March 1, 2008 through May 31, 2010.  This audit was disclosed as a contingency in the Company’s Form 10-Q for the three months ended March 31, 2011.  The final assessment included $2,443 of sales tax owed for the audit period, as well as $438 interest on the unpaid tax for a total of $2,881.  The Company paid $2,881 to the State of New York on July 19, 2011, in full satisfaction of the tax assessment and interest.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

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

During the three and six months ended June 30, 2011, the Company recorded restructuring charges of $1,418 and $1,619, respectively, which included charges associated with the consolidation of office space at the former Inovis headquarters and termination of approximately 27 and 32 employees associated with the integration of the Inovis business, respectively.  The Company also assumed obligations for restructuring activities related to the termination of certain RollStream employees of $164.  In addition to former Inovis and RollStream employees, approximately 17 other employees were involuntarily terminated and included in restructuring charges for both the three and six months ended June 30, 2011.

The restructuring accrual amounts recorded are net of amounts the Company expects to receive from subleasing vacated space, primarily at its previous corporate headquarters through April 2014.  The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases.  As of June 30, 2011, there are $6,287 of the facilities restructuring obligations associated with the Company’s previous global headquarters.  In March 2010, the Company relocated to a new global headquarters facility.

The changes in the restructuring accrual for the six months ended June 30, 2011 are as follows:

	Severance	Facilities	Total
Balance as of December 31, 2010	$1,437	$8,961	$10,398
Restructuring obligations assumed in RollStream acquisition	164	––	164
Restructuring charges	999	620	1,619
Payments and other adjustments	(1,432)	(1,904)	(3,336)
Balance as of June 30, 2011	$1,168	$7,677	$8,845

The current portion of the above obligations totaled $4,581 and $4,383 at December 31, 2010 and June 30, 2011, respectively, and are included in accrued expenses and other current liabilities on the consolidated balance sheets (see Note 9).  The long-term portion of the above obligations totaled $5,817 and $4,462 at December 31, 2010 and June 30, 2011, respectively, and are included in other liabilities on the consolidated balance sheets (see Note 10).

The Company expects to take further restructuring charges later in 2011 and beyond related to exit activities associated with the continued integration of the Inovis and RollStream businesses, as well as continuing to reduce expenses in response to changing business requirements.

(15)	Related Party Transactions

Prior to the Inovis Merger, the Company had an agreement with Francisco Partners, the controlling shareholder of GXS Holdings, under which the Company had agreed to pay Francisco Partners an annual fee of $2,000 plus expenses for financial advisory and consulting services (“the Monitoring Agreement”).  The expense related to the fee payable under the Monitoring Agreement was $833 for the six months ended June 30, 2010.  Francisco Partners waived the payment of $833 of fee earned from January 1, 2010 through June 2, 2010.  Such amounts were recorded as contributions to additional paid-in capital in the applicable condensed consolidated statements of changes in stockholder’s deficit.  The Company also paid Francisco Partners a merger advisory fee of $3,000 prior to the closing of the Inovis Merger.

On June 2, 2010, the Company terminated the Monitoring Agreement and entered into a new management agreement pursuant to which the Company agreed to pay in the aggregate an annual fee of $4,000 to Francisco Partners and certain former stockholders of Inovis, Golden Gate Capital and Cerberus Partners, in exchange for financial advisory and consulting services (“the Management Agreement”).  The Management Agreement has a term of ten years.  The expense related to the 2010 annual management fee was

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

$4,000 for the period from June 2, 2010 through December 31, 2010, inclusive of $310 of accrued management fee for the period from June 2, 2010 through June 30, 2010.  In December 2010, the Company made a payment of $2,868 to Francisco Partners and remaining unpaid management fee payable to Golden Gate Capital and Cerberus Partners of $1,132 was included in accrued expenses and other current liabilities as of December 31, 2010.

In March 2011, the Company made a payment of $566 to Golden Gate Capital for their balance of 2010 management fee and the remaining unpaid 2010 management fee of $566 payable to Cerberus Partners was included in accrued expenses and other current liabilities as of June 30, 2011.  The expense related to the 2011 annual management fee was $1,000 and $2,000 for the three and six month period ended June 30, 2011, respectively.  The prorated portion of the 2011 annual management fee of $2,000 was recorded as an accrued expense at June 30, 2011.  In July 2011, the Company paid Francisco Partners $1,434 for the balance of their 2011 annual management fees accrued to date.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
June 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$4,075	$11,061	$––	$15,136
Receivables, net	––	56,669	55,703	––	112,372
Prepaid expenses and other assets	68	18,631	12,870	––	31,569
Advances to subsidiaries	––	598,757	70,541	(669,298)	––
Total current assets	68	678,132	150,175	(669,298)	159,077
Investments in subsidiaries	506,581	27,099	––	(533,680)	––
Property and equipment, net	––	97,561	7,654	––	105,215
Goodwill	––	242,199	28,114	––	270,313
Intangible assets, net	––	115,069	16,807	––	131,876
Deferred financing costs	17,165	––	––	––	17,165
Other noncurrent assets	––	10,143	9,847	––	19,990
Total Assets	$523,814	$1,170,203	$212,597	$(1,202,978)	$703,636

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$16,000	$––	$––	$––	$16,000
Trade payables	139	15,172	4,205	––	19,516
Other current liabilities	3,538	58,810	47,774	––	110,122
Advances from affiliates	––	556,853	112,445	(669,298)	––
Total current liabilities	19,677	630,835	164,424	(669,298)	145,638
Long-term debt less current maturities	770,554	––	––	––	770,554
Other liabilities	––	32,787	20,785	––	53,572
Total liabilities	790,231	663,622	185,209	(669,298)	969,764
Stockholder’s equity (deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(266,417)	506,581	27,099	(533,680)	(266,417)
Non-controlling interest	––	––	289	––	289
Total stockholder’s equity (deficit)	(266,417)	506,581	27,388	(533,680)	(266,128)
Total Liabilities and Stockholder’s Equity (Deficit)	$523,814	$1,170,203	$212,597	$(1,202,978)	$703,636

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months ended June 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$78,238	$52,304	$(32,893)	$97,649
Costs and operating expenses	––	59,533	49,300	(32,893)	75,940
Restructuring charges	––	672	109	––	781
Loss on disposition of assets	––	1,724	––	––	1,724
Merger and acquisition fees	6,519	––	––	––	6,519

Operating income (loss)	(6,519)	16,309	2,895	––	12,685
Other income (expense), net	(20,945)	1,715	(1,957)	––	(21,187)

Income (loss) before income taxes	(27,464)	18,024	938	––	(8,502)
Income tax expense (benefit)	––	(36,202)	(335)	––	(36,537)

Income (loss) before equity in income (loss) of subsidiaries	(27,464)	54,226	1,273	––	28,035
Equity in income (loss) of subsidiaries	55,499	1,273	––	(56,772)	––

Net income (loss)	28,035	55,499	1,273	(56,772)	28,035
Foreign currency translation adjustments	––	––	(367)	––	(367)

Comprehensive income (loss)	28,035	55,499	906	(56,772)	27,668
Less: Comprehensive loss attributable to non-controlling interest	––	––	(21)	––	(21)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$28,035	$55,499	$927	$(56,772)	$27,689

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six Months ended June 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$146,587	$101,982	$(66,234)	$182,335
Costs and operating expenses	––	113,587	97,461	(66,234)	144,814
Restructuring charges	––	814	253	––	1,067
Loss on disposition of assets	––	1,724	––	––	1,724
Merger and acquisition fees	9,004	––	––	––	9,004

Operating income (loss)	(9,004)	30,462	4,268	––	25,726
Other income (expense), net	(43,181)	2,354	(3,394)	––	(44,221)

Income (loss) before income taxes	(52,185)	32,816	874	––	(18,495)
Income tax expense (benefit)	––	(36,066)	205	––	(35,861)

Income (loss) before equity in income (loss) of subsidiaries	(52,185)	68,882	669	––	17,366
Equity in income (loss) of subsidiaries	69,551	669	––	(70,220)	––

Net income (loss)	17,366	69,551	669	(70,220)	17,366
Foreign currency translation adjustments	––	––	(1,032)	––	(1,032)

Comprehensive income (loss)	17,366	69,551	(363)	(70,220)	16,334
Less: Comprehensive loss attributable to non-controlling interest	––	––	(50)	––	(50)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$17,366	$69,551	$(313)	$(70,220)	$16,384

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months ended June 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$96,831	$55,221	$(33,237)	$118,815
Costs and operating expenses	––	73,380	55,946	(33,237)	96,089
Restructuring charges	––	1,060	358	––	1,418
Merger and acquisition fees	139	––	––	––	139

Operating income (loss)	(139)	22,391	(1,083)	––	21,169
Other income (expense), net	(19,658)	(1,122)	90	––	(20,690)

Income (loss) before income taxes	(19,797)	21,269	(993)	––	479
Provision for income taxes	––	252	169	––	421

Income (loss) before equity in income (loss) of subsidiaries	(19,797)	21,017	(1,162)	––	58
Equity in income (loss) of subsidiaries	19,855	(1,162)	––	(18,693)	––

Net income (loss)	58	19,855	(1,162)	(18,693)	58
Foreign currency translation adjustments	––	––	2,026	––	2,026
Dividends from subsidiaries	––	435	––	(435)	––

Comprehensive income (loss)	58	20,290	864	(19,128)	2,084
Less: Comprehensive income attributable to non-controlling interest	––	––	22	––	22
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$58	$20,290	$842	$(19,128)	$2,062

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six Months ended June 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$192,509	$108,194	$(67,780)	$232,923
Costs and operating expenses	––	151,043	109,098	(67,780)	192,361
Restructuring charges	––	1,121	498	––	1,619
Merger and acquisition fees	165	––	––	––	165

Operating income (loss)	(165)	40,345	(1,402)	––	38,778
Other income (expense), net	(40,834)	(636)	287	––	(41,183)

Income (loss) before income taxes	(40,999)	39,709	(1,115)	––	(2,405)
Provision for income taxes	––	315	1,016	––	1,331

Income (loss) before equity in income (loss) of subsidiaries	(40,999)	39,394	(2,131)	––	(3,736)
Equity in income (loss) of subsidiaries	37,263	(2,131)	––	(35,132)	––

Net income (loss)	(3,736)	37,263	(2,131)	(35,132)	(3,736)
Foreign currency translation adjustments	––	––	3,111	––	3,111
Dividends from subsidiaries	––	435	––	(435)	––

Comprehensive income (loss)	(3,736)	37,698	980	(35,567)	(625)
Less: Comprehensive income attributable to non-controlling interest	––	––	32	––	32
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(3,736)	$37,698	$948	$(35,567)	$(657)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months ended June 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$17,366	$69,551	$669	$(70,220)	$17,366
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	––	16,461	2,390	––	18,851
Deferred income taxes	––	––	152	––	152
Change in deferred tax asset valuation allowance resulting from business acquisition	––	(36,821)	––	––	(36,821)
Loss on disposition of assets	––	1,724	––	––	1,724
Amortization of deferred financing fees and debt discount	3,722	––	––	––	3,722
Unrealized gain on interest rate swap	(3,333)	––	––	––	(3,333)
Stock compensation expense	––	83	––	––	83
Equity in net (income) loss of subsidiaries	(69,551)	(669)	––	70,220	––
Changes in operating assets and liabilities, net	37,024	(39,465)	(3,154)	––	(5,595)
Net cash provided by (used in) operating activities	(14,772)	10,864	57	––	(3,851)

Cash flows from investing activities:
Purchases of property and equipment	––	(18,886)	(631)	––	(19,517)
Proceeds from sale of assets	––	400	––	––	400
Business acquisition, net of cash acquired of $14,440	––	(220,005)	––	––	(220,005)
Decrease in restricted cash	––	227,580	––	––	227,580
Net cash used in investing activities	––	(10,911)	(631)	––	(11,542)

Cash flows from financing activities:
Borrowings under revolving credit facility	23,000	––	––	––	23,000
Repayments under revolving credit facility	(8,000)	––	––	––	(8,000)
Payment of financing costs	(228)	––	––	––	(228)
Net cash provided by financing activities	14,772	––	––	––	14,772

Effect of exchange rate changes on cash	––	––	(477)	––	(477)

Decrease in cash and cash equivalents	––	(47)	(1,051)	––	(1,098)
Cash and cash equivalents, beginning of year	––	12,983	12,566	––	25,549
Cash and cash equivalents, end of period	$––	$12,936	$11,515	$––	$24,451

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months ended June 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,736)	$37,263	$(2,131)	$(35,132)	$(3,736)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	––	22,894	3,345	––	26,239
Deferred income taxes	––	––	(1,135)	––	(1,135)
Amortization of deferred financing fees and debt discount	3,533	122	––	––	3,655
Unrealized gain on interest rate swap	(2,365)	––	––	––	(2,365)
Realized gain on interest rate swap	(2,318)	––	––	––	(2,318)
Stock compensation expense	––	486	––	––	486
Equity in net (income) loss of subsidiaries	(37,263)	2,131	––	35,132	––
Changes in operating assets and liabilities, net	34,151	(43,686)	2,596	––	(6,939)
Net cash provided by (used in) operating activities	(7,998)	19,210	2,675	––	13,887

Cash flows from investing activities:
Purchases of property and equipment	––	(20,368)	(2,049)	––	(22,417)
Business acquisition, net of cash acquired of $4	––	(1,125)	––	––	(1,125)
Net cash used in investing activities	––	(21,493)	(2,049)	––	(23,542)

Cash flows from financing activities:
Borrowings under revolving credit facility	24,000	––	––	––	24,000
Repayments under revolving credit facility	(16,000)	––	––	––	(16,000)
Payment of financing costs	(2)	––	––	––	(2)
Net cash used in financing activities	(7,998)	––	––	––	(7,998)

Effect of exchange rate changes on cash	––	––	467	––	467

Increase (decrease) in cash and cash equivalents	––	(2,283)	1,093	––	(1,190)
Cash and cash equivalents, beginning of year	––	6,358	9,968	––	16,326
Cash and cash equivalents, end of period	$––	$4,075	$11,061	$––	$15,136

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As a result of new investments and repositioning away from customized solutions, the majority of our revenue is generated through data integration fees and subscription services on our platform, frequently wrapped with our Managed Services capability.  In 2010, we managed more than ten billion electronic transactions across an estimated six million integration pairs, such as trading partner relationships.  We have substantial vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive and high technology.  Recently, we have seen expanded adoption of our services in the Media and Entertainment and Insurance industries.  Today, our platforms link over 40,000 customers across 50 countries with support in 15 different languages.  As a result, we believe customers view our services and solutions as essential to their day-to-day supply chain operations and typically enter into long-term contracts with us.  Revenue attributable to transaction processing and software maintenance fees, which tend to be recurring in nature, represented approximately 87% and 88% of our total revenue for the three and six months ended June 30, 2011, respectively.  Additionally, of our top 50 customers in the past twelve month period based on revenue, 96% have been customers for five or more years.

Factors Affecting our Business

We have various service lines, with each service line deriving revenue from three principal sources.  Our service lines are:

•
Messaging Services, which comprised approximately 48.9% and 49.7% of revenues for the three and six months ended June 30, 2011, respectively, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised approximately 30.2% and 29.3% of revenues for the three and months ended June 30, 2011, respectively, allows our customers to offload complex integration functions or outsource entire supply chain management activities to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised approximately 10.0% and 9.8% of revenues for the three and six months ended June 30, 2011, respectively, provides software and services that allow our customers to manage their day-to-day supply chain activities internally.  The majority of our software customers also access GXS Trading Grid® to extend their ability to serve new markets or geographies;

•
Data Synchronization, which comprised approximately 7.0% of revenues for both the three and six months ended June 30, 2011, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners.  Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain; and

•
Custom Outsourcing Services, which comprised approximately 3.9% and 4.2% of revenues for the three and six months ended June 30, 2011, respectively, relates to our legacy custom outsourcing contracts.  Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but to which our technical solutions and related services can provide value.

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

In addition, as a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period.  As a result, our revenues in recent periods have been affected by a fluctuating U.S. dollar relative to the foreign currencies in which we transact business.  The weakening of the U.S. dollar during the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, resulted in a $4.4 million and $5.5 million increase in our revenues for the three and six months ended June 30, 2011, respectively, from translating revenues generated in foreign currencies into U.S. dollars.

We have focused on a number of profitability and productivity enhancing measures, including:

•
Reducing our cost structure through the removal of excess capacity in our sales force, our professional services organization, back office personnel and our computing and network infrastructure.  In particular, in the four and a half years ended June 30, 2011, we eliminated approximately 514 positions, including approximately 171 positions related to the Inovis integration;

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

•
Investing in new technologies to support Messaging Services and Managed Services to lower our per unit costs.  For example, in 2006, we entered into a network management services agreement with MCI Communication Services, Inc. (now “Verizon Business Services”, or “Verizon”), pursuant to which we outsourced our telecommunications network infrastructure.  This agreement continues in place and has been amended at various times in response to changing business needs;

•	De-emphasizing our Custom Outsourcing Services, which tends to be a lower margin business and reducing the number of customers to whom such services are provided;

•
Canceling and consolidating various marketing and development programs related to products and services that were not generating sufficient revenues to support the continued investment. such as a legacy data synchronization platform managed in the United Kingdom; and

•
Consolidating messaging platforms to achieve significant cost savings and operational efficiencies including: lower operating and maintenance costs, reduced complexity of operations and engineering, accelerated adoption of new, higher-value services and fewer client maintenance requirements.

As a result, we incurred approximately $7.5 million and $5.6 million of restructuring charges during the years ended December 31, 2009 and 2010, respectively.  We incurred approximately $0.8 million and $1.1 million of restructuring charges during the three and six months ended June 30, 2010 and approximately $1.4 million and $1.6 million during the three and six months ended June 30, 2011, respectively, in connection with the reduction in our workforce and consolidation of our facility space.  The facility charges are net of estimated sublease payments and include expenses associated with the sublease of our former corporate headquarters.

While Managed Services tends to have lower margins than Messaging Services, particularly as we build out our Managed Services platform and capabilities, we expect productivity enhancements, such as increased use of automation tools to implement new customers and monitor ongoing processing activities, to improve our Managed Services margins over time.

Acquisitions

Inovis International, Inc.

On June 2, 2010, we acquired Inovis, a leading provider of fully integrated B2B services and solutions that manage the flow of critical e-commerce information for global trading communities.  The acquisition allows us to continue to grow our customer base in the U.S., broaden our product offering and increase the functionality of our Managed Services offering.  Inovis had total assets of approximately $134.1 million and total working capital, excluding current maturities of long-term debt, of $5.9 million at the Merger closing date.  Inovis had revenues of $137.1 million and operating income of $32.4 million, respectively, for the year ended December 31, 2009 and revenues of $54.3 million and operating income of $1.0 million, respectively, for the period January 1, 2010 through June 2, 2010.  The Merger was consummated through the payment of $104.7 million in cash to the shareholders of Inovis together with the issuance to them of common and preferred shares of a newly formed holding company (GXS Group, Inc.), with a fair value of $68.8 million.  This resulted in Inovis shareholders having approximately an 28.1% ownership interests in the combined company following consummation.  Additionally, we retired Inovis’s bank indebtedness of $129.8 million at closing.

Within the first twelve months after the Merger, we took certain actions that resulted in annualized net cost savings of approximately $32.0 million (approximately $35.0 million in cost savings related primarily to headcount reductions and elimination of various redundant systems and services net of approximately $3.0 million in lost revenue associated with customer overlap between GXS and Inovis).  These savings exceeded our planned annualized net synergy target of approximately $27.0 million for this period.  Additionally, we have incurred approximately $7.2 million in restructuring and other one-time costs in connection with the Merger through June 30, 2011.

The Merger was accounted for using the purchase method of accounting prescribed in Financial Accounting Standard (“FAS”) Codification 805 – Business Combinations.  Under this standard, the assets acquired and liabilities assumed are recorded at their fair value on the date of acquisition.  The fair values recorded for property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets result in additional depreciation and amortization expense after the consummation of the Merger.  The amount of depreciation and amortization is based upon the fair values and the estimated useful lives of the respective assets.  Revenue and operating income are affected by a write-down of deferred revenue to reflect estimated fair value.  Although the adjustment to deferred revenue has affected revenue and operating income in the twelve months following the Merger, this adjustment is not expected to have a continuing effect on the condensed consolidated results of operations.

RollStream, Inc.

On March 28, 2011, we acquired all of the capital stock of RollStream for total consideration of $1.5 million, including cash of $1.1 million and shares of GXS Group common and preferred stock with a combined fair value of $0.4 million, paid to the RollStream stockholders.  The fair value of the stock issued has been pushed down to the Company.

The acquisition was accounted for using the purchase method of accounting prescribed in FAS Codification 805 – Business Combinations, as previously described.  The application of purchase accounting for the transaction resulted in a $1.6 million preliminary estimate of goodwill (adjusted from our initial preliminary estimate of $2.1 million in the first quarter) and amortizable intangible assets (e.g., customer relationships, product technology and trademarks) of $0.6 million, which may be further adjusted upon finalization of the estimated fair value of the RollStream net assets on the acquisition date.  We consider the overall impact of the RollStream acquisition on our condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2011 to be immaterial.

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

For the three and six months ended June 30, 2010 and 2011, the breakdown of revenue by service line, along with each service line’s percentage of total revenue, appears below (in thousands of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2011		2010		2011
Service Line	Amount	%	Amount	%	Amount	%	Amount	%
Messaging Services	$53,027	54.3%	$58,096	48.9%	$103,197	56.6%	$115,811	49.7%
Managed Services	26,603	27.2%	35,913	30.2%	48,008	26.3%	68,218	29.3%
B2B Software and Services	6,895	7.1%	11,832	10.0%	10,491	5.8%	22,790	9.8%
Data Synchronization	4,865	5.0%	8,327	7.0%	8,118	4.4%	16,392	7.0%
Custom Outsourcing Services	6,259	6.4%	4,647	3.9%	12,521	6.9%	9,712	4.2%
Total revenue	$97,649	100.0%	$118,815	100.0%	$182,335	100.0%	$232,923	100.0%

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

Cost of Revenues

Cost of revenues primarily consists of:

•	compensation and related allocated benefit expenses associated with our workforce engaged in service delivery, technical operations and research and development;

•	computer, network and facility operating expenses;

•	royalty payments associated with resale of third party software licenses; and

•	depreciation and amortization expense, including the amortization of our capitalized software costs, deferred implementation costs and acquired intangibles.

We defer all direct and relevant costs associated with implementation of certain multi-year customer contracts to the extent such costs can be recovered through guaranteed minimum revenues.  The unamortized balances of these costs as of December 31, 2010 and June 30, 2011 were $18.9 million and $23.4 million, respectively, and are included in both prepaid expenses and other assets and other assets in the condensed consolidated balance sheets.

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, restructuring charges and merger and acquisition fees.

Sales and marketing expenses primarily consist of compensation and related allocated benefit expenses associated with our employees engaged in sales and marketing, including sales commissions, advertising costs, meetings, travel and entertainment expenses and facility costs.  General and administrative expenses consist of compensation and related allocated benefit expenses associated with our employees engaged in management, finance, legal, and human resources, information technology management and costs, as well as other general business expenses such as accounting and legal professional fees and business insurance.  Restructuring charges include severance costs associated with workforce reduction efforts and net lease costs related to darkened facilities.  Merger and acquisition fees include costs associated with legal and financial professional service firms who advise the Company on matters related to mergers and acquisitions.

In addition, as a result of our significant international operations, the translation of our foreign costs of revenues and operating expenses into U.S. dollars impacts the comparison of our costs of revenues and operating expenses from period to period.  As a result, our costs of revenues and operating expenses in recent periods have been affected by a fluctuating U.S. dollar.  The weakening of the U.S. dollar during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 resulted in an increase of $2.4 million and $3.2 million in our costs of revenues and operating expenses for the three and six months ended June 30, 2011, respectively, from translation of our expenses incurred in foreign currencies into U.S. dollars.

The following is a summary of our costs and operating expenses for the three and six months ended June 30, 2010 and 2011 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Costs and operating expenses:
Cost of revenues	$50,407	$63,860	$94,463	$126,489
Sales and marketing	13,067	16,124	24,548	31,583
General and administrative	12,466	16,105	25,803	34,289
Restructuring charges	781	1,418	1,067	1,619
Loss on disposition of assets	1,724	––	1,724	––
Merger and acquisition fees	6,519	139	9,004	165
Total costs and operating expenses	$84,964	$97,646	$156,609	$194,145

Other Primary Operating Measures

Adjusted EBITDA

Management relies upon adjusted earnings before interest, taxes, depreciation and amortization, and certain other charges (“Adjusted EBITDA”) as a primary measure to review and assess operating performance of its business and management team.  Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as:  (i) an alternative to net income; (ii) a measure of operating performance or cash flows from operating, investing and financing activities; or (iii) a measure of liquidity.  Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures presented by other companies.  The table below reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net income (loss)	$28,035	$58	$17,366	$(3,736)
Adjustments:
Income tax expense (benefit)	(36,537)	421	(35,861)	1,331
Interest expense, net	20,627	19,631	42,809	40,580
Depreciation and amortization	10,295	13,317	18,851	26,239
Stock compensation expense	42	277	83	486
Other (income) expense, net	560	1,059	1,412	603
Restructuring charges	781	1,418	1,067	1,619
Loss on disposition of assets	1,724	––	1,724	––
Merger and acquisition fees	6,519	139	9,004	165
Integration costs (1)	––	77	––	154
Deferred income adjustment (2)	517	440	517	1,286
Management fees	643	1,000	1,143	2,000
Total adjustments	5,171	37,779	40,749	74,463
Adjusted EBITDA	$33,206	$37,837	$58,115	$70,727
____________
(1)	Integration costs represent certain incremental operating expenses associated with the integration of the Inovis business.
(2)	Purchase accounting requires that deferred income of an acquired business be written-down to fair value of the underlying obligations plus associated margin at the date of acquisition.

Adjusted EBITDA for the three months ended June 30, 2011 and 2010 was $37.8 million and $33.2 million, respectively.  Adjusted EBITDA for the six months ended June 30, 2011 and 2010 was $70.7 million and $58.1 million, respectively.  The $4.6 million and $12.6 million increase in Adjusted EBITDA for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively, is primarily attributable to the incremental revenues and operating income generated from the Inovis business acquired in June 2010.

Minimum Contract Value

Management monitors sales performance based on a measure referred to by management as Minimum Contract Value (“MCV”).  MCV is the incremental future minimum committed revenue of new sales agreements signed in the current period by our customers.  If the new contract signed is to replace an existing revenue stream, the MCV is adjusted to reflect only the incremental value from the sale.  MCV for the three and six months ended June 30, 2011 was $43.5 million and $75.0 million, respectively, which is an increase of $15.1 million (or 53.2%) and $16.4 million (or 28.0%), respectively, when compared to an MCV of $28.4 million and $58.6 million for the three and six months ended June 30, 2010.  The MCV increase is due primarily to the effect of incremental Managed Services deals in the Americas and the Europe, Middle East and Africa (“EMEA”) regions along with the incremental business generated as a result of the Inovis acquisition in June 2010.  The MCV calculations are not reflected or recorded within the condensed consolidated financial statements.  MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to deferred income or revenues, as a measure of financial condition or operating performance.

Results of Operations

Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010

Revenues.  Revenues increased by $21.2 million, or 21.7%, to $118.8 million for the three months ended June 30, 2011 from $97.6 million for the three months ended June 30, 2010.  Revenues increased by $50.6 million, or 27.7%, to $232.9 million for the six months ended June 30, 2011 from $182.3 million for the six months ended June 30, 2010.  The increases were principally due to the acquisition of Inovis, which contributed incremental revenues of $31.8 million and $62.7 million for the three and six months ended June 30, 2011, respectively, and the favorable impact of translating revenues generated in foreign currencies to U.S. dollars, partially offset by competitive pricing pressure and customer attrition in our Messaging Services revenue and the planned de-emphasis of our Custom Outsourcing Services line of business.  The relatively weaker U.S. dollar during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 resulted in a $4.4 million and $5.5 million increase in our revenues from translating revenues generated in foreign currencies into U.S. dollars, respectively.  A comparison of our revenues by service line is as follows:

•
Messaging Services increased by $5.1 million, or 9.6%, to $58.1 million for the three months ended June 30, 2011 from $53.0 million for the three months ended June 30, 2010.  Messaging Services revenues increased by $12.6 million, or 12.2%, to $115.8 million for the six months ended June 30, 2011 from $103.2 million for the six months ended June 30, 2010.  The increases resulted principally from $10.4 million and $20.7 million of incremental revenues generated by the acquired Inovis business for the three and six months ended June 30, 2011, respectively, along with the effect of foreign currency translation, offset by decreases resulting from price reductions and customer attrition.

•
Managed Services increased by $9.3 million, or 35.0%, to $35.9 million for the three months ended June 30, 2011 from $26.6 million for the three months ended June 30, 2010.  Managed Services revenue increased by $20.2 million, or 42.1%, to $68.2 million for the six months ended June 30, 2011 from $48.0 million for the six months ended June 30, 2010.  The increases are principally due to incremental revenues of $7.4 million and $14.8 million generated by the acquired Inovis business for the three and six months ended June 30, 2011, respectively, as well as the ramp up of services to customers added in previous years, additional professional services provided to existing customers, and the impact of translating revenues generated in foreign currencies into U.S. dollars.

•
B2B Software and Services, Data Synchronization and Custom Outsourcing Services increased in the aggregate by $6.8 million, or 37.8%, to $24.8 million for the three months ended June 30, 2011 from $18.0 million for the three months ended June 30, 2010.  In aggregate, these revenues increased by $17.8 million, or 57.2%, to $48.9 million for the six months ended June 30, 2011 from $31.1 million for the six months ended June 30, 2010.  B2B Software and Services and Data Synchronization service lines increased principally due to aggregate incremental revenues of $14.1 million and $27.2 million generated by the acquired Inovis business for the three and six months ended June 30, 2011, respectively, along with the effect of foreign currency translation, partially offset by the planned de-emphasis of our Custom Outsourcing Services line of business, decreases resulting from price reductions, customer attrition, and the impact of the sale of our catalog service offering in May 2010 in connection with the Inovis Merger.

Cost of revenues. Cost of revenues increased by $13.5 million, or 26.7%, to $63.9 million for the three months ended June 30, 2011 from $50.4 million for the three months ended June 30, 2010.  Cost of revenues increased by $32.0 million, or 33.9%, to $126.5 million for the six months ended June 30, 2011 from $94.5 million for the six months ended June 30, 2010.  The increases in cost of revenues for the three and six months ended June 30, 2011 were primarily due to the incremental costs associated with our acquisition of Inovis, including higher amortization expense for acquired intangible assets, our changing business mix and focus on Managed Services revenues which generally have a higher cost of revenues, and the unfavorable impact of translating foreign currencies into U.S. dollars.

Sales and marketing.  Sales and marketing expenses increased by $3.0 million, or 23.4%, to $16.1 million for the three months ended June 30, 2011 from $13.1 million for the three months ended June 30, 2010.  Sales and marketing expenses increased by $7.1 million, or 28.7%, to $31.6 million for the six months ended June 30, 2011 from $24.5 million for the six months ended June 30, 2010.  The increases were primarily due to the incremental costs associated with our acquisition of Inovis, higher salary and benefit costs largely driven by increased headcount, and the unfavorable impact of translating foreign currencies into U.S. dollars.

General and administrative.  General and administrative expenses increased by $3.6 million, or 29.2%, to $16.1 million for the three months ended June 30, 2011 from $12.5 million for the three months ended June 30, 2010.  General and administrative expenses increased by $8.5 million, or 32.9%, to $34.3 million for the three months ended June 30, 2011 from $25.8 million for the three months ended June 30, 2010.  The increases were primarily due to the incremental costs associated with our acquisition of Inovis, higher employee benefit costs as a result of increased health insurance costs, an increased use of contractors and higher professional services fees, partially offset by lower facility costs as a result of restructuring activities including relocating our global headquarters to a less expensive facility.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $2.4 million and $3.2 million higher for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010.

Restructuring charges.  Restructuring charges were $1.4 million for the three months ended June 30, 2011, compared to $0.8 million for the three months ended June 30, 2010.  Restructuring charges were $1.6 million for the six months ended June 30, 2011, compared to $1.1 million for the six months ended June 30, 2010.  While the amount of restructuring charges incurred to the three and six month periods of each year are not significant and fairly comparable, we have undertaken a series of restructuring activities during the past several years which included closing or consolidating certain office facilities and terminating employees, in order to reduce expenses in response to changing business requirements.  In 2009, we initiated a plan to relocate our global headquarters and sublet our former global headquarters.  The costs recorded represent adjustments to the estimated present value of amounts needed to cover rent shortfalls for the remainder of the lease term and costs related to the sublease and related agreements.  The headquarters relocation was completed in the first quarter of 2010.  As a result of the June 2010 Inovis Merger, we have been recording restructuring charges associated with the consolidation of office space at the former Inovis headquarters and one of its U.K. facilities and termination of employees associated with the integration of the Inovis business.  The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring activities.  We expect to continue to incur restructuring and other non-recurring costs, including those connected with the Inovis Merger, in addition to those we recorded during the three and six months ended June 30, 2011.

Loss on disposition of assets.  In the three and six months ended June 30, 2010, we recorded a loss on disposition of assets of $1.7 million that was comprised of customer contracts and intellectual property rights relating to our catalog service offering that was divested in connection with the Antitrust Division  of the U.S. Department of Justice review of the Inovis Merger.  We had no such losses recorded for the three and six months ended June 30, 2011.

Merger and acquisition fees.  Merger and acquisition fees were $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively, and were $6.5 million and $9.0 million for the three and six months ended June 30, 2010, respectively.  For the three and six months ended June 30, 2011, these fees are largely for professional and legal advisory services associated with the RollStream acquisition in March 2011.  For the three and six months ended June 30, 2010, these fees are largely for professional and legal advisory services associated with the Inovis Merger on June 2, 2010.

Interest expense, net.  Interest expense, net decreased by $1.0 million to $19.6 million for the three months ended June 30, 2011 compared to $20.6 million for the three months ended June 30, 2010.  Interest expense, net decreased by $2.2 million to $40.6 million for the six months ended June 30, 2011 compared to $42.8 million for the six months ended June 30, 2010.  The decrease in interest expense, net, is primarily attributable to the changes in the fair value of the interest rate swap which are reflected as a component of interest expense and which terminated in April 2011, offset by interest expense incurred in connection with the State of New York sales tax audit obligation recorded at June 30, 2011.

Other income (expense), net.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.  Other income (expense), net was $1.1 million expense and $0.6 million expense for the three months ended June 30, 2011 and 2010, respectively.  Other income (expense), net was $0.6 million expense and $1.4 million expense for the six months ended June 30, 2011 and 2010, respectively.

Income tax expense (benefit).  Income tax expense was $0.4 million for the three months ended June 30, 2011 compared to $36.5 million income tax benefit for the three months ended June 30, 2010.  Income tax expense was $1.3 million for the six months ended June 30, 2011 compared to a $35.9 million income tax benefit for the six months ended June 30, 2010.  The income tax expense for the three and six months ended June 30, 2011 related primarily to taxes for foreign jurisdictions in which we have income.  The large income tax benefit for the three and six months ended June 30, 2010 related primarily from the reduction of our deferred tax asset valuation allowance by $36.8 million as the result of net deferred tax liabilities assumed and recognized in purchase accounting related to the acquisition of Inovis on June 2, 2010.

Net income (loss).  Net income (loss) was $0.1million net income and $28.0 million net income for the three months ended June 30, 2011 and 2010, respectively.  Net income (loss) was a $3.7 million net loss and $17.4 million net income for the six months ended June 30, 2011 and 2010, respectively.  The $27.9 million decrease in net income for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is principally due to the effect of the 2010 income tax benefit realized in conjunction with the Inovis Merger, partially offset by the increased revenue and operating income generated by the acquired Inovis business during 2011.  The $21.1 million decrease in net income for the six months ended June 30, 2011 compared to the three months ended June 30 , 2010 is principally due to the effect of the 2010 income tax benefit realized in conjunction with the Inovis Merger, partially offset by the increased revenues and operating income generated by the acquired Inovis business during 2011 along with lower interest costs due to the changes in the fair value of the interest rate swap and net gains on foreign currency transactions.

Sources and Uses of Cash

The following table is a summary of sources and uses of cash during the six months ended June 30, 2010 and 2011 (in thousands):

	Six Months Ended June 30,
	2010	2011
Cash flows provided by (used in) operating activities	$(3,851)	$13,887
Cash flows used in investing activities	(11,542)	(23,542)
Cash flows provided by financing activities	14,772	7,998
Effect of exchange rate changes on cash	(477)	467
Net decrease in cash and cash equivalents	$(1,098)	$(1,190)
Cash and cash equivalents, end of period	$24,451	$15,136

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Net cash provided by operating activities was $13.9 million compared to $3.9 million used in operating activities for the six months ended June 30, 2011 and 2010, respectively.  The increase in net cash provided by operating activities of $17.8 million was mainly attributable to improved operating results associated with the acquired Inovis business partially offset by decreased effectiveness in collecting outstanding receivables.

Net cash used in investing activities was $23.5 million for the six months ended June 30, 2011 compared to $11.5 million for the six months ended June 30, 2010.  Net cash used in investing activities in 2011 included $1.1 million for the acquisition of RollStream and capital expenditures of $22.4 million for property, software and equipment primarily related to continued enhancements of our service platform.  Net cash used in investing activities in 2010 included $220.0 million for the acquisition of Inovis, net of cash acquired of $14.4 million, and capital expenditures of $19.5 million for property, software and equipment primarily related to continued enhancements of our service platform, offset by a decrease in restricted cash of $227.6 million and $0.4 million from the sale of our catalogue service offering.  Capital expenditures for the six months ended June 30, 2011 and 2010 included $13.1 million and $9.1 million, respectively, of costs capitalized for the development of internal-use software.

Net cash provided by financing activities was $8.0 million for the six months ended June 30, 2011 compared to net cash provided by financing activities of $14.8 million for the six months ended June 30, 2010.  Net cash provided by financing activities for the six months ended June 30, 2011 was largely from net borrowings under our revolving credit facility.  Net cash provided by financing activities for the six months ended June 30, 2010 was from net borrowings under our revolving credit facility partially offset by deferred financing costs related to our December 2009 refinancing.

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

The Credit and Guaranty Agreement entered into on December 23, 2009 with various lenders provides us with a Revolver with an aggregate principal amount of $50.0 million, the proceeds of which shall be used for working capital, supporting letters of credit and general corporate purposes.  The interest rate for the Revolver is a predetermined amount above the London Interbank Offered Rate (“LIBOR”), subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at our option.  The Revolver expires on December 23, 2012, therefore, any outstanding borrowings must be repaid in full and the commitments shall terminate on that date.

In June 2010, we borrowed $23.0 million from the Revolver to pay a portion of the interest payable on the Senior Secured Notes.  We then repaid $8.0 million of the outstanding borrowings in June 2010.  The remaining $15.0 million outstanding borrowings amount was fully repaid by September 2010 and there were no outstanding borrowings against the Revolver until December 2010, when we borrowed $8.0 million from the Revolver, and this amount was an outstanding borrowing against the Revolver at December 31, 2010.  We repaid $3.0 million of the outstanding borrowings in February 2011 and repaid the remaining $5.0 million outstanding borrowings in March 2011.  In June 2011, we borrowed $24.0 million from the Revolver largely to make the required interest payment on the Senior Secured Notes.  We repaid $8.0 million of the outstanding borrowings in June 2011.  At June 30, 2011 there were $16.0 million of outstanding borrowings against the Revolver.  We repaid $2.0 million of the outstanding borrowings in August 2011.

The agreements governing our Senior Secured Notes impose limitations of our ability, to among other things, incur additional indebtedness, incur liens, consummate certain asset sales, make certain restricted payments, enter into certain transactions with affiliates, issue capital stock, merge or consolidate with any other person or sell, transfer or otherwise dispose of any assets.  The Credit and Guaranty Agreement also requires that we meet and maintain certain financial ratios and tests, including a minimum interest coverage ratio of 1.75 and a maximum net leverage ratio of 5.25, each as defined in the agreement.  Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control.  Our failure to comply with these covenants could result in a default under the Credit and Guaranty Agreement and the Indenture governing our Senior Secured Notes.  At June 30, 2011, we had an interest coverage ratio of 2.10 and a net leverage ratio of 4.63, calculated as defined in the agreement, and were in compliance with all financial and nonfinancial covenants.

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

Revenue Recognition

We have various service lines, specifically including:  Messaging Services, Managed Services, B2B Software Services, Data Synchronization, and Custom Outsourcing Services.  Our service lines generate revenues from three principal sources:

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

We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.

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

Capitalization of Software

We capitalize software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40 – Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.  We begin to capitalize costs for software to be used internally when we enter the application development stage.  This occurs when we have completed the preliminary project stage, our management authorizes and commits to funding the project and we believe it is feasible that the project will be completed and the software will perform the intended function.  We stop capitalizing costs related to a software project when we believe we have entered the post implementation and operation stage.  If we were to make different determinations with respect to the state of development that a software project had achieved, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

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

In accordance with FASB ASC 985-20 – Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, we expense costs incurred in the development of software sold externally or developed for license to customers until technological feasibility has been established under the working model method.  However, we have not capitalized costs since there is generally such a short period of time between the date technological feasibility is achieved and the date when the product is available for general release to customers, thus any costs incurred have not been material to date.

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

In December 2010, the FASB issued ASU 2010-28 – Intangibles – Goodwill and Other (Topic 350) (previously Emerging Issues Task Force (“EITF”) Issue No. 10-A – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts).  ASU 2010-28 requires companies that are performing their goodwill impairment testing (either on an annual or interim basis) and have identified a reporting unit with a zero or negative carrying value of equity during step one of the test, to perform step two of the goodwill impairment test and determine if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 became effective prospectively for public entities whose fiscal years, and interim period within those years, begin after December 15, 2010.  We adopted ASU 2010-28 as of January 1, 2011 and, aside from potentially more frequent impairment testing of goodwill since we currently have a negative carrying value of equity (a stockholder’s deficit), identified no material impact that its adoption had on our condensed consolidated results of operations and financial condition.

As of December 31, 2010 and June 30, 2011, we completed impairment testing and determined that goodwill was not impaired.  Our test is based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2010 and June 30, 2011.  At June 30, 2011, we performed the required step two test and determined that goodwill was not impaired.

Restructuring

We calculate the facility charge included in the restructuring costs by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases.  This requires significant judgment about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space.  These judgments are based upon independent market analysis and assessment from experienced real estate brokers.  If we were to make different determinations with respect to these factors the amounts of our restructuring charges could differ materially, although most of our vacant space has now been sublet with the sublease of our former corporate headquarters.

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

Contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  These events are called contingencies, and our accounting for these events is prescribed by FASB ASC 450 – Accounting for Contingencies.  This standard defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.  Contingent losses must be accrued if:

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The ASU was issued concurrently with IFRS (“International Financial Reporting Standards”) 13 – Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements.  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already permitted under IFRS or U.S. GAAP.  Public entities are required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011 and early adoption is not permitted.  Management is currently evaluating the potential impact of the adoption of ASU 2011-04, but does not believe it will have a significant impact on our financial statement presentation and disclosure, or our consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU 2011-05 – Presentation of Comprehensive Income (Topic 220), to increase the prominence of other comprehensive income in the financial statements.  The ASU provides an entity the option to present the components of net income and comprehensive income in either one or two consecutive financial statements and eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.  An entity should apply the ASU retrospectively.  For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011,  and early adoption is permitted.  Management is currently evaluating the potential impact of the adoption of ASU 2011-05, but does not believe it will have any impact on our financial statement presentation.

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

Although much of our revenues are generated in U.S. dollars, $48.9 million, or 41.1% , and $95.9 million, or 41.2% of our revenues for the three and six months ended June 30, 2011, respectively, were generated in non-U.S. dollar denominated currencies.  Our revenues generated in non-U.S. dollar denominated currencies for the three and six months ended June 30, 2010 were $47.0 million, or 48.1%, and $92.0 million, or 50.4%, respectively.  The percentage of our revenue denominated in non-U.S. dollar currencies decreased in the three and six months ended June 30, 2011 due to a greater U.S. revenue mix from the acquired Inovis customers.

Our operating expenses are also generally denominated in U.S. dollars; however, approximately $32.2 million, or 33.0%, and $63.5 million, or 32.7% of our expenses for the three and six months ended June 30, 2011, respectively, were denominated in foreign currencies.  Our operating expenses generated in foreign currencies for the three and six months ended June 30, 2010 were $27.2 million, or 32.7%, and $53.1 million, or 34.3%, respectively.  The percentage of our operating expenses denominated in foreign currencies is comparatively flat between the two periods.

Due to the relatively weaker U.S. dollar as of June 30, 2011, our operating income was favorably affected by $2.0 million and $2.3 million when compared to the three and six months ended June 30, 2010, respectively.

From a sensitivity analysis viewpoint, based on our financial results for the three and six months ended June 30, 2011, a hypothetical overall 10% change in the U.S. dollar from the average foreign exchange rates during the three and six months ended June 30, 2011 would have impacted our revenue and operating income by approximately $4.9 million and $1.7 million, respectively, for the three months ended June 30, 2011 and by approximately $9.6 million and $3.3 million, respectively, for the six months ended June 30, 2011.

Interest Rate Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.  Because our Senior Secured Notes bear interest at a fixed rate of 9.75%, our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility and our interest rate swap agreement which impacts earnings by changes in our interest expense (prior to the swap agreement’s expiration in April 2011).

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

Until April 2011, we  had an interest rate swap agreement with a commercial bank with a notional amount of $255.0 million.  The provisions of the agreement provided that we would pay the counterparty a fixed rate of 3.86%.  The counterparty would pay us a variable rate equal to the three-month LIBOR, which was 0.30% at March 31, 2011.  The fair value of the interest rate swap was $4.7 million as of December 31, 2010.  The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2.3 million having been made on that date.  The interest rate swap was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet at December 31, 2010.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage our exposure related to changes in the three-month LIBOR rate associated with our previously outstanding variable-rate credit facility.  As the hedged future forecasted transactions (variable interest payments on the credit facility) were no longer probable of occurring upon the repayment and extinguishment of the previously outstanding credit facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009.  In addition, changes in the fair value of the interest rate swap were recorded through interest expense.  The changes in fair value of the interest rate swap of $1.0 million and $3.3 million were recorded as a reduction to interest expense in the three and six months ended June 30, 2010, respectively.  The changes in fair value of the interest rate swap of $2.3 million and $4.7 million were recorded as a reduction to interest expense in the three and six months ended June 30, 2011, respectively.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and timely reported as provided in Securities and Exchange Commission rules and forms.  We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations.  We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions.  In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

We continue to evaluate and integrate certain business processes and systems.  Accordingly, certain changes have been made, and will continue to be made, to our internal controls over financial reporting until such time as these integrations are complete.  In March 2011, we hired a new Vice President and Global Controller who is responsible for the Company’s accounting and financial reporting activities.  On April 27, 2011, the Company’s board of directors designated the new Vice President and Global Controller as principal accounting officer of the Company.  In June 2011, we hired an Americas Controller; a Controller for our United Kingdom operating entities; and a Global Billing Director, which is a newly created position.  There have been no other changes in our internal control over financial reporting during the three and six months ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, our Brazilian subsidiary, GXS Tecnologia da Informação (Brasil) Ltda., is subject to potential tax claims by Brazilian tax authorities relating to value added tax (“VAT”) exposure that we identified in the course of conducting due diligence in connection with the acquisition of Interchange.  We believe that VAT may have been underpaid by Interchange during the period from January 2004 to June 2006, and we have recorded a reserve of approximately $8.9 million as of June 30, 2011, in respect of these claims.  Although the sellers of Interchange are contractually obligated to indemnify us pursuant to the stock purchase agreement executed in connection with the acquisition and we have recorded a corresponding receivable of approximately $8.9 million as of June 30, 2011, for the indemnity to offset the potential liability, additional legal action may be required to recover any potential liability under such indemnity.

In addition, our Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore. U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices.  Accordingly, we determine the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, we may incur an increased tax liability, including accrued interest and penalties.  GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from our tax advisors, we continue to believe that the facts the Indian tax authorities are using to support their assessment are flawed.  We have started appeal procedures and anticipate a settlement with the tax authorities.  We have made provisions in our accounts of approximately $1.5 million to cover our anticipated financial exposure to this matter.  There can be no assurance that our appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that we may receive similar orders for other years until the above disputes are resolved.

In June 2011, the Company received a final assessment from the State of New York upon conclusion of the state’s sales and use tax audit of Inovis for the period of March 1, 2008 through May 31, 2010.  This audit was disclosed as a contingency in the Company’s Form 10-Q for the three months ended March 31, 2011.  The final assessment included approximately $2.5 million of sales tax owed for the audit period, as well as approximately $0.4 million interest on the unpaid tax for a total of approximately $2.9 million.  The Company paid approximately $2.9 million to the State of New York on July 19, 2011, in full satisfaction of the tax assessment and interest.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        (Removed and Reserved)

Not Applicable.

Item 5.       Other Information

None.

Item 6.        Exhibits

Exhibit No.	Description
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	Instance Document
**101.SCH	Taxonomy Extension Schema
**101.CAL	Taxonomy Extension Calculation Linkbase
**101.DEF	Taxonomy Extension Definition Linkbase
**101.LAB	Taxonomy Extension Label Linkbase
**101.PRE	Taxonomy Extension Presentation Linkbase
____________
*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 15, 2011

GXS WORLDWIDE, INC.

By:	/s/ Robert Segert
Name: Robert Segert
Title: Director, President and Chief Executive Officer

By:	/s/ Gregg Clevenger
Name: Gregg Clevenger
Title: Executive Vice President, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	Instance Document
**101.SCH	Taxonomy Extension Schema
**101.CAL	Taxonomy Extension Calculation Linkbase
**101.DEF	Taxonomy Extension Definition Linkbase
**101.LAB	Taxonomy Extension Label Linkbase
**101.PRE	Taxonomy Extension Presentation Linkbase
____________
*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.