Form 10-Q
period 2011-09-30
GXS Worldwide, Inc.
filed 2011-11-14
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to

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

As of November 14, 2011, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

GXS WORLDWIDE, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

PART I.     FINANCIAL INFORMATION

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2010	September 30, 2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,326	$25,190
Receivables, net	97,738	102,995
Prepaid expenses and other assets	26,643	30,689
Total current assets	140,707	158,874

Property and equipment, net	95,523	107,774
Goodwill	264,857	268,983
Intangible assets, net	141,357	125,753
Deferred financing costs	19,262	16,093
Other assets	16,730	20,216

Total Assets	$678,436	$697,693

Liabilities and Stockholder's Deficit
Current liabilities:
Borrowings under revolving credit facility	$8,000	$––
Trade payables	12,862	15,706
Deferred income	43,101	43,943
Accrued expenses and other current liabilities	60,275	77,832
Total current liabilities	124,238	137,481

Long-term debt	769,115	771,308
Deferred income tax liabilities	7,580	8,014
Other liabilities	43,912	47,621
Total liabilities	944,845	964,424

GXS Worldwide, Inc. stockholder's deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	427,892	429,099
Accumulated deficit	(686,162)	(689,855)
Accumulated other comprehensive loss	(8,397)	(6,230)
Total GXS Worldwide, Inc. stockholder's deficit	(266,666)	(266,985)
Non-controlling interest	257	254
Total stockholder’s deficit	(266,409)	(266,731)

Total Liabilities and Stockholder’s Deficit	$678,436	$697,693

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2011	2010	2011
Revenues	$114,138	$122,716	$296,473	$355,639

Costs and operating expenses:
Cost of revenues	63,567	64,394	158,030	190,883
Sales and marketing	14,658	17,049	39,206	48,632
General and administrative	15,445	15,303	41,248	49,592
Restructuring charges	1,824	709	2,891	2,328
Merger and acquisition fees	(512)	62	8,492	227
Loss on disposition of assets	––	––	1,724	––
Operating income	19,156	25,199	44,882	63,977

Other income (expense):
Interest expense, net	(21,879)	(21,109)	(64,688)	(61,689)
Other income (expense), net	1,395	(2,755)	(17)	(3,358)
Income (loss) before income taxes	(1,328)	1,335	(19,823)	(1,070)

Income tax expense (benefit)	1,674	1,295	(34,187)	2,626
Net income (loss)	(3,002)	40	14,364	(3,696)
Less: Net loss attributable to non-controlling interest	(7)	(35)	(57)	(3)
Net income (loss) attributable to GXS Worldwide, Inc.	$(2,995)	$75	$14,421	$(3,693)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2011	2010	2011

Net income (loss)	$(3,002)	$40	$14,364	$(3,696)
Foreign currency translation adjustments	1,694	(944)	662	2,167
Comprehensive income (loss)	(1,308)	(904)	15,026	(1,529)
Less: Comprehensive loss attributable to non-controlling interest	(7)	(35)	(57)	(3)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(1,301)	$(869)	$15,083	$(1,526)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total stockholder's deficit
Balance at December 31, 2010	$1	$427,892	$(686,162)	$(8,397)	$257	$(266,409)
Net loss	––	––	(3,693)	––	(3)	(3,696)
Stock compensation expense	––	787	––	––	––	787
Foreign currency translation adjustments	––	––	––	2,167	––	2,167
Contribution by GXS Group, Inc.	––	420	––	––	––	420
Balance at September 30, 2011	$1	$429,099	$(689,855)	$(6,230)	$254	$(266,731)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months ended September 30,
	2010	2011
Cash flows from operations:
Net income (loss)	$14,364	$(3,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,581	40,165
Deferred income taxes	736	(726)
Change in deferred tax asset valuation allowance resulting from business acquisition	(36,821)	––
Loss on disposition of assets	1,724	––
Amortization of deferred financing costs and debt discount	5,727	5,546
Unrealized gain on interest rate swap	(5,041)	(2,365)
Realized gain on interest rate swap	––	(2,318)
Stock compensation expense	212	787
Changes in operating assets and liabilities, net of effect of business acquisitions:
(Increase) decrease in receivables	9,065	(4,974)
Increase in prepaid expenses and other assets	(2,654)	(6,466)
Increase (decrease) in trade payables	(15,171)	306
Increase (decrease) in deferred income	(2,312)	320
Increase in accrued expenses and other liabilities	21,891	22,761
Other	(419)	2,837
Net cash provided by operating activities	24,882	52,177

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	(26,907)	(34,270)
Proceeds from sale of assets	400	––
Business acquisitions, net of cash acquired ($14,440 for nine months ended September 30, 2010; $4 for nine months ended September 30, 2011)	(220,005)	(1,125)
Decrease in restricted cash	227,580	––
Net cash used in investing activities	(18,932)	(35,395)

Cash flows from financing activities:
Borrowings under revolving credit facility	23,000	34,000
Repayments under revolving credit facility	(23,000)	(42,000)
Payment of financing costs	(831)	(2)
Net cash used in financing activities	(831)	(8,002)

Effect of exchange rate changes on cash	129	84

Increase in cash and cash equivalents	5,248	8,864
Cash and cash equivalents, beginning of year	25,549	16,326
Cash and cash equivalents, end of period	$30,797	$25,190

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$44,065	$43,968
Cash paid for income taxes	$2,466	$2,215

Noncash investing and financing activities:
Management fees waived by Francisco Partners	$833	$––
Fair value of equity securities issued in business acquisitions	$68,805	$420

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

On June 2, 2010, GXS Holdings acquired Inovis International, Inc. (“Inovis”), a provider of integrated B2B services and solutions that manage the flow of e-commerce information for global trading communities.  Following the transaction, Inovis was merged with and into GXS, Inc. (“GXSI”), an indirect wholly-owned subsidiary and a guarantor of the Company’s notes, and the Company became an indirect wholly-owned subsidiary of GXS Group (previously known as Griris Holding Company, Inc.).  Certain foreign subsidiaries of Inovis became wholly-owned subsidiaries of GXSI.  The results of operations for Inovis are included in the Company’s condensed consolidated results of operations since its acquisition on June 2, 2010.

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

Interim results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year.  For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K, filed under the Securities Exchange Act with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

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

Transaction Processing — The Company earns recurring transaction processing revenue from facilitating the exchange of business documents among its customers’ computer systems and those of their trading partners.  Such revenues are generally based on a per transaction fee or monthly minimum charge and are recognized in the period in which the related transactions are processed.  Revenue on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of actual transactions or the specified contract minimum amounts.

Professional Services — Professional services are generally conducted under time and material contracts and in most instances revenue is recognized as the related services are provided, except when such services are associated with a new project implementation, in which case the associated revenue is deferred over the contract term as outlined below.

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

In certain arrangements, the Company sells transaction processing along with implementation and start-up services.  The implementation and start-up services typically do not have stand-alone value and, therefore, are not separated.  Revenues related to implementation and start-up services are recognized over the term of the related transaction processing arrangement.  In some arrangements, the Company also sells professional services which do have stand-alone value and can be separated from other elements in the arrangement.  The revenue related to these services is recognized as the service is performed.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

The Company also defers all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these costs as of December 31, 2010 and September 30, 2011 was $18,950 and $25,154, respectively, and are recorded in either prepaid expenses and other assets (see Note 5) or other assets (see Note 8) in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

The Company capitalized costs related to the development of internal-use software of $4,260 and $13,369 during the three and nine months ended September 30, 2010, and $6,305 and $19,404 during the three and nine months ended September 30, 2011, respectively.  Such amounts include capitalized interest of $186 and $613 for the three and nine months ended September 30, 2010, and $410 and $1,035 for the three and nine months ended September 30, 2011, respectively.

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

(i)    Goodwill

As of December 31, 2010 and September 30, 2011, the Company had goodwill in the amount of $264,857 and $268,983, respectively.  The Company historically tests goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment.  The impairment test involves two steps.  In the first step, the Company compares the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, step two is performed to measure the impairment loss.

In December 2010, the FASB issued ASU 2010-28 – Intangibles – Goodwill and Other (Topic 350) (previously Emerging Issues Task Force (“EITF”) Issue No. 10-A – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts).  ASU 2010-28 requires companies that are performing their goodwill impairment testing (either on an annual or interim basis) and have identified a reporting unit with a zero or negative carrying value of equity during step one of the test, to perform step two of the goodwill impairment test and determine if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 became effective prospectively for public entities whose fiscal years, and interim period within those years, begin after December 15, 2010.  The Company adopted ASU 2010-28 as of January 1, 2011 and, aside from more frequent impairment testing of goodwill since the Company currently has a negative carrying value of equity (a stockholder’s deficit), identified no material impact that its adoption had on the Company’s condensed consolidated results of operations and financial condition.

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, which is intended to simplify how an entity is required to test goodwill for impairment under ASU 2010-28 by allowing an entity to first assess qualitative factors (which are defined in the new guidance) to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  The Company has not early adopted the ASU, but will be adopting it in the first quarter of 2012, as required.

As of December 31, 2010 and September 30, 2011, the Company completed impairment testing, including performing the required step two test as of September 30, 2011, and determined that goodwill was not impaired.  The Company’s impairment test is based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2010 and September 30, 2011.

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

(k)    Restructuring

The Company calculates the facility charge included in the restructuring charges by discounting the net future cash obligation of the existing leases less anticipated rental receipts to be received from existing and potential subleases.  This requires significant judgment about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space.  These judgments are based upon independent market analysis and assessment from experienced real estate brokers.  If the Company were to make different determinations with respect to these factors the amounts of restructuring charges could differ materially, although most of the vacant space has been sublet with the sublease of the Company’s former corporate headquarters.

(l)     Contingencies

The Company periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  These events are called contingencies, and the accounting for these events is prescribed by FASB ASC 450 – Accounting for Contingencies.  This standard defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.  Contingent losses must be accrued if:

•	information is available that indicates it is probable that the loss has been incurred, given the likelihood of the uncertain future events; and

•	the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment on the part of management.  Legal proceedings have elements of uncertainty, and in order to determine the amount of reserves required, if any, the Company assesses the likelihood of any adverse judgments or outcomes to pending and threatened legal matters, as well as potential ranges of probable losses.  The Company uses internal expertise and outside experts, as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss.  A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue.  The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy.

(m)   Comprehensive Loss

Comprehensive loss consists of net loss adjusted for increases and decreases affecting accumulated other comprehensive loss in stockholder’s deficit that are excluded from the determination of net loss.

Accumulated other comprehensive loss consisted of the following:
	December 31, 2010	September 30, 2011
Additional minimum pension liability	$(2,292)	$(2,292)
Foreign currency translation adjustments	(6,105)	(3,938)
Accumulated other comprehensive loss	$(8,397)	$(6,230)

(n)     Research and Development

Research and development costs are expensed as incurred.  Research and development costs are reflected within cost of revenues in the condensed consolidated results of operations for the three and nine months ended September 30, 2010 and 2011.

(o)     Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates at the time they are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Income tax liabilities are recorded for the impact of positions taken on income tax returns which management believes are not more likely than not to be sustained on tax audit.  Interest expense accrued on such unrecognized tax benefits and income tax penalties are recognized through income tax expense.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

The expected effective income tax rate for the three and nine months ended September 30, 2010 and 2011 differs from the federal statutory rate of 35% principally as a result of state income taxes, differing rates in foreign jurisdictions and the effect of expected losses in the United States and foreign jurisdictions for which no income tax benefit has been recognized.

(p)   Derivative Instruments

Derivative instruments are recognized in the condensed consolidated balance sheets at their fair value and changes in the fair value are recognized in income, unless the derivatives qualify as hedges of future cash flows.  For derivatives qualifying as hedges of future cash flows, the effective portion of any changes in fair value is recorded temporarily in equity, and then recognized in income along with the related effects of the hedged items.  Any ineffective portion of hedges is reported in income as it occurs.

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

(q)    Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, the interest rate swap and long-term debt.  Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments.  At December 31, 2010, the Company’s long-term debt was trading close to its face value or book value, so the Company considered the fair value to approximate the book value.  At September 30, 2011, the Company’s long-term debt was trading at 91.0% of its face value or book value, so the Company considered the fair value to be $714,350 at that date.  The fair value of the Company’s interest rate swap, which expired and was settled on April 26, 2011, is discussed further in Note 12.

(r)    Stock Option Plans

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

In connection with the Inovis merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010 that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.  The Group LTIP provides for the grant of awards to acquire up to 14,000 shares of GXS Group common stock and all future option grants of the Company will be done through the Group LTIP.

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

(s)    Use of Estimates

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

(t)    Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 2010 and for the three and nine months ended September 30, 2010 to conform to the presentation at September 30, 2011 and for the three and nine months then ended.

(u)   Recently Released Accounting Standards

In May 2011, the FASB issued ASU 2011-04 – Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The ASU was issued concurrently with IFRS (“International Financial Reporting Standards”) 13 – Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements.  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already permitted under IFRS or U.S. GAAP.  Public entities are required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011 and early adoption is not permitted.  The Company is currently evaluating the potential impact of the adoption of ASU 2011-04, but does not believe it will have a significant impact on its financial statement presentation and disclosures, or its condensed consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU 2011-05 – Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in the financial statements.  The ASU provides an entity the option to present the components of net income and comprehensive income in either one or two consecutive financial statements and eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.  An entity should apply the ASU retrospectively.  For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011, and early adoption is permitted.  The Company has evaluated the potential impact of adopting ASU 2011-05 and believes there will be no impact on its financial statement presentation.

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This ASU follows and codifies an April 2011 Exposure Draft that was intended to simplify how an entity is required to test goodwill for impairment in response to concerns expressed by companies about the cost and complexity of performing the goodwill impairment test, as prescribed by existing guidance under ASU 2010-28, issued in December 2010.  This ASU allows an entity to first assess qualitative factors (which are defined in the new guidance) to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Existing guidance had required an entity to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit was less than its carrying amount, then the second step of the test must be performed to measure the amount of impairment loss, if any.  An entity will not be required to calculate the fair value of a reporting unit and perform the two-step test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company is evaluating the potential impact of adopting ASU 2011-08, and believes it will simplify annual and interim goodwill impairment testing while having no significant impact on the Company’s condensed consolidated results of operations and financial condition.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

(3)	Acquisitions

RollStream, Inc.

On March 28, 2011, GXS Group acquired all of the capital stock of RollStream, Inc. (“RollStream”), as software-as-a-service (“SaaS”) provider of enterprise community management, for total consideration of $1,549, including cash of $1,129 and shares of GXS Group common and preferred stock with a combined fair value of $420, paid to the RollStream stockholders.  The fair value of the stock issued has been pushed down to the Company.

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

The impact of the RollStream acquisition on the Company’s condensed consolidated results of operations and financial condition for the three and nine months ended September 30, 2011 is immaterial and therefore pro forma financial information is not provided.

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

The Company used cash held in escrow of $227,580 obtained from the Senior Secured Notes issuance in December 2009, to retire the Inovis indebtedness and to fund a portion of the cash consideration paid to the Inovis stockholders.  Of the $104,663 cash paid to the Inovis stockholders, payment of $10,800 was subject to certain conditions until the expiration of certain indemnification obligations of the Inovis stockholders on June 2, 2011, the one-year anniversary of the closing of the Merger.  Of this, the payment of $2,100 in consideration that was escrowed was subject to adjustment and timing as set forth in the Inovis Merger Agreement, which provides that payment will be made upon resolution of pending indemnification matters under the Inovis Merger Agreement.  The pending indemnification matters were resolved and the escrow was released in September 2011.

The Merger was accounted for using the purchase method of accounting prescribed in FAS Codification 805 – Business Combinations.  Under this standard, acquired assets and liabilities are recorded at their fair values on the date of acquisition.  The application of purchase accounting for the transaction resulted in a value of $303,250, which was pushed down to the Company.

All transaction costs incurred in connection with the Merger were expensed and are included in operating expenses.  Transaction costs incurred in connection with the Merger during the three months ended September 30, 2010 were a credit of $512 resulting from adjustments to estimates for professional and legal advisory services in the second quarter of 2010, and $8,492 during the nine months ended September 30, 2010.  No additional transaction costs in connection with the Merger were recorded during the three and nine months ended September 30, 2011.  These transaction costs are reflected as merger and acquisition fees in the condensed consolidated statement of operations.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

	Three Months ended	Nine Months ended
	September 30, 2010	September 30, 2010
Revenues	$114,138	$350,784
Net loss	(2,995)	(9,818)

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

During due diligence in 2008, the Company identified a pre-acquisition tax contingency for which the sellers have provided a full indemnification and which the Company believes can be enforced and recovered if needed.  The Company had originally accrued an estimated liability of $11,278 and recorded an equal amount as a receivable from the seller, which was classified as other receivables within receivables, net.  As of September 30, 2011 the estimated liability and corresponding indemnification receivable was $7,795 and continues to be reflected in both accrued expenses and other current liabilities (see Note 9) and other receivables (see Note 4) in the condensed consolidated balance sheets.

(4)	Receivables

Receivables, net were comprised of the following:
	December 31, 2010	September 30, 2011
Trade accounts receivable	$90,818	$97,716
Unbilled receivables	6,008	5,123
Other receivables	13,282	14,226
Subtotal	110,108	117,065
Less: allowance for doubtful accounts	(12,370)	(14,070)
Total receivables, net	$97,738	$102,995

Unbilled receivables represent amounts earned and accrued as receivables from customers prior to the end of the period.  Unbilled receivables are expected to be billed and collected within twelve months of the respective balance sheet date.  Other receivables include various value added tax receivables and the indemnification receivable associated with the Interchange tax contingency of
$8,339 and $7,795 at December 31, 2010 and September 30, 2011, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

(5)	Prepaid Expenses and Other Assets

Prepaid expenses and other assets (a current asset) were comprised of the following:
	December 31, 2010	September 30, 2011
Deferred income tax assets, current	$6,505	$7,351
Deferred direct and relevant costs	7,626	9,316
Prepaid expenses	12,322	13,763
Other	190	259
Total	$26,643	$30,689

(6)	Property and Equipment

Property and equipment, net were comprised of the following:
	December 31, 2010	September 30, 2011
Computer equipment and furniture	$195,154	$203,097
Computer software	303,442	327,435
Leasehold improvements	17,788	18,003
Gross property and equipment	516,384	548,535
Less: accumulated depreciation and amortization	(420,861)	(440,761)
Property and equipment, net	$95,523	$107,774

Depreciation and amortization expense related to property and equipment was $8,884 and $25,917 for the three and nine months ended September 30, 2010 and $8,696 and $24,143 for the three and nine months ended September 30, 2011, respectively.

(7)	Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the nine months ended September 30, 2011:

Balance as of December 31, 2010	$264,857
Additions:
Inovis Merger adjustment	2,635
RollStream acquisition	1,638
Foreign currency translation	(147)
Balance as of September 30, 2011	$268,983

In June 2011, the Company received a final assessment from the State of New York upon conclusion of the state’s sales and use tax audit of Inovis for the period of March 1, 2008 through May 31, 2010.  The final assessment included $2,443 of sales tax owed for the audit period, as well as $438 interest on the unpaid tax for a total of $2,881.  The Company concluded that the tax liability for this pre-Inovis Merger tax assessment, plus interest owed on the unpaid tax up to the June 2, 2010 merger date, should be recorded as part of the liabilities assumed in the Inovis Merger and become part of the goodwill recorded in accordance with the guidelines of ASC 805 – Business Combinations.  The Company recorded a total of $2,635, comprised of the total sales tax owed of $2,443 plus $192 of interest relating to the pre-Inovis Merger period, as an increase to goodwill and accrued expenses and other current liabilities in the condensed consolidated balance sheet at June 30, 2010.  The Company also recorded $246 of interest accrued since June 2, 2010 as interest expense in the condensed consolidated statement of operations for the three month period ending June 30, 2011.  The Company paid $2,881 to the State of New York on July 19, 2011, in full satisfaction of the accrued tax assessment and interest.

Other acquired intangible assets were comprised of the following:

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

September 30, 2011	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,244	$(116,795)	$104,449
Product technology	18,447	(2,754)	15,693
Trade names and trademarks	4,379	(1,160)	3,219
Other acquired intangible assets	3,855	(3,162)	693
Subtotal	247,925	(123,871)	124,054
Non-amortizable intangible assets:
Trade names and trademarks	1,699	––	1,699
Total	$249,624	$(123,871)	$125,753

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,150	$(103,319)	$117,831
Product technology	18,090	(1,186)	16,904
Trade names and trademarks	4,300	(502)	3,798
Other acquired intangible assets	3,895	(2,874)	1,021
Subtotal	247,435	(107,881)	139,554
Non-amortizable intangible assets:
Trade names and trademarks	1,803	––	1,803
Total	$249,238	$(107,881)	$141,357

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

Amortization expense related to intangible assets was $5,846 and $7,664 for the three and nine months ended September 30, 2010 and $5,230 and $16,022 for the three and nine months ended September 30, 2011, respectively.

(8)	Other Assets

Other assets (a non-current asset) were comprised of the following:
	December 31, 2010	September 30, 2011
Deferred direct and relevant costs on implementations of long-term contracts, net	$11,324	$15,838
Refundable deposits	2,352	2,228
Other	3,054	2,150
Total	$16,730	$20,216

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following:
	December 31, 2010	September 30, 2011
Employee compensation and benefits	$15,921	$19,870
Other non-income taxes accrued	9,018	9,865
Estimated Interchange pre-acquisition tax contingency	8,339	7,795
Restructuring	4,581	3,936
Accrued interest	5,258	22,801
Fair value of interest rate swap	4,683	––
Other	12,475	13,565
Total	$60,275	$77,832

(10)	Other Liabilities

Other liabilities (a non-current liability) were comprised of the following:
	December 31, 2010	September 30, 2011
Pension and related benefits	$19,779	$21,103
Deferred rent – non-current	8,014	9,984
Deferred income – non-current	7,061	7,767
Restructuring – non-current	5,817	3,935
Rebates due to stockholders of Interchange, net of discount	1,899	2,876
Other	1,342	1,956
Total	$43,912	$47,621

(11)	Debt

Debt was comprised of the following:
	December 31, 2010		September 30, 2011
	Book Value	Fair Value	Book Value	Fair Value
Revolving credit facility	$8,000	$8,000	$––	$––
Senior secured notes	785,000	785,000	785,000	714,350
Less: unamortized original issue discount	(15,885)	––	(13,692)	––
Total debt	777,115	793,000	771,308	714,350
Less: current maturities of long-term debt	(8,000)	(8,000)	––	––
Total long-term debt	$769,115	$785,000	$771,308	$714,350

At December 31, 2010, the Company’s long-term debt was trading close to its face value or book value, so the Company considered the fair value to approximate the book value.  At September 30, 2011, the Company’s long-term debt was trading at 91.0% of its face value or book value, so the Company considered the fair value to be $714,350 at that date.

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

Revolving Credit Facility

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50,000 revolving credit facility (“the Revolver”).  The interest rate for the Revolver is a predetermined amount above the LIBOR, subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the Company’s option.  The Revolver is guaranteed by the guarantors that guarantee the Senior Secured Notes and secured by collateral that secure the Senior Secured Notes.  The Revolver is used by the Company, among other things, to fund its working capital needs, support letters of credit and for general corporate purposes.  The Company’s ability to borrow additional monies in the future under the Revolver is subject to certain conditions, including compliance with certain covenants.  As of September 30, 2011, the Company had outstanding letters of credit of $11,661, no outstanding borrowings, and additional available borrowings of $38,339 under the Revolver.  Any outstanding borrowings under the Revolver shall be repaid in full on December 23, 2012 and the commitments shall terminate on that date.

The Revolver requires the Company to maintain certain financial and nonfinancial covenants.  Noncompliance with any covenant specified in the Credit and Guaranty Agreement would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable.  At September 30, 2011, the Company was in compliance with all financial and non-financial covenants.

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

 Deferred financing costs are being amortized over the life of the debt using a method that approximates the interest method. Amortization expense related to the deferred financing costs for the three and nine months ended September 30, 2010 was $1,126 and $3,190, respectively.  Amortization expense related to the deferred financing costs for the three and nine months ended September 30, 2011 was $1,073 and $3,172, respectively.

(12)	Financial Instruments

Until April 2011, the Company had an interest rate swap agreement with a commercial bank with a notional amount of $255,000.  The provisions of the agreement provided that the Company would pay the counterparty a fixed rate of 3.86%.  The counterparty would pay the Company a variable rate equal to three-month LIBOR, which was 0.30% at March 31, 2011, just prior to the swap agreement’s expiration.  The fair value of the interest rate swap was $4,683 as of December 31, 2010.  The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2,318 having been made on that date.  The interest rate swap was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet at December 31, 2010.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage the Company’s exposure related to changes in the three-month LIBOR rate associated with its previously outstanding variable-rate credit facility.  As the hedged future forecasted transactions (variable interest payments on the credit facility) were no longer probable of occurring upon the repayment and extinguishment of the previously outstanding credit facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009.  In addition, changes in the fair value of the interest rate swap were recorded through interest expense.  The changes in fair value of the interest rate swap of $1,708 and $5,041 were recorded as a reduction to interest expense in the three and nine months ended September 30, 2010, respectively.  Since the swap agreement was settled in April 2011, there were no changes in fair value of the interest rate swap to record as a reduction to interest expense in the three months ended September 30, 2011.  The change in fair value of the interest rate swap of $4,683 for the period from January 1, 2011 until the settlement and final payment in April 2011 was recorded as a reduction to interest expense in the nine months ended September 30, 2011.

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

In 2006, Inovis became aware of patent infringement allegations by a third party against certain customers of one of Inovis’ software technology products.  In July 2007, Inovis filed a complaint for declaratory judgment against the third party in the United States District Court of Delaware, seeking a judgment and declaration that neither Inovis nor any of its customers have infringed on the patent at issue.  Inovis filed a Request for Reexamination of such patent with the U.S. Patent and Trademark Office (“the USPTO”), which was accepted in May 2008, resulting in the amendment and/or cancellation of certain of the patent claims.  In September 2009, the USPTO granted a second Request for Reexamination of the patent filed by Inovis, finding a substantial new question of patentability with respect to all claims.  In March 2010, the USPTO issued an initial ruling rejecting all of the claims in the patent, in response to which the patent holder filed amended claims.  In December 2010, the USPTO issued a final ruling cancelling certain of the patent claims and leaving one amended claim and its dependent claims.  The litigation is currently stayed, but may resume in 2011, or later.  Although the Company believes that the third party’s patent infringement allegations are without merit, there can be no assurance that the Company will prevail in the litigation.  An amount of potential loss, if any, cannot be determined at this time.

The Company’s Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore. U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices.  Accordingly, the Company determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, the Company may incur an increased tax liability, including accrued interest and penalties.  GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from its tax advisors, the Company believes that the facts the Indian tax authorities are using to support their assessment are flawed.  The Company has started appeal procedures and anticipate a settlement with the tax authorities sometime in the future.  The Company has made provisions in its accounts of $1,494 to cover its anticipated financial exposure to this matter.  There can be no assurance that our appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that the Company may receive similar orders for other years until the above disputes are resolved.

In June 2011, the Company received a final assessment from the State of New York upon conclusion of the state’s sales and use tax audit of Inovis for the period of March 1, 2008 through May 31, 2010.  The final assessment included $2,443 of sales tax owed for the audit period, as well as $438 interest on the unpaid tax for a total of $2,881.  The Company paid $2,881 to the State of New York on July 19, 2011, in full satisfaction of the accrued tax assessment and interest.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

During the three and nine months ended September 30, 2011, the Company recorded restructuring charges of $709 and $2,328, respectively, which included charges associated with the consolidation of office space at the former Inovis headquarters and termination of approximately 4 and 36 employees associated with the integration of the Inovis business, respectively.  The Company also assumed obligations for restructuring activities related to the termination of certain RollStream employees of $164.  In addition to former Inovis and RollStream employees, approximately 4 and 21 other employees were involuntarily terminated and included in restructuring charges for the three and nine months ended September 30, 2011, respectively.

The restructuring accrual amounts recorded are net of amounts the Company expects to receive from subleasing vacated space, primarily at its previous corporate headquarters through April 2014.  The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases.  As of September 30, 2011, there are $5,780 of the facilities restructuring obligations associated with the Company’s previous global headquarters.  In March 2010, the Company relocated to a new global headquarters facility.

The changes in the restructuring accrual for the nine months ended September 30, 2011 are as follows:
	Severance	Facilities	Total
Balance as of December 31, 2010	$1,437	$8,961	$10,398
Restructuring obligations assumed in RollStream acquisition	164	––	164
Restructuring charges	1,493	835	2,328
Payments and other adjustments	(2,103)	(2,916)	(5,019)
Balance as of September 30, 2011	$991	$6,880	$7,871

The current portion of the above obligations totaled $4,581 and $3,936 at December 31, 2010 and September 30, 2011, respectively, and are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (see Note 9).  The long-term portion of the above obligations totaled $5,817 and $3,935 at December 31, 2010 and September 30, 2011, respectively, and are included in other liabilities on the condensed consolidated balance sheets (see Note 10).

The Company expects to take further restructuring charges later in 2011 and beyond related to exit activities associated with the continued integration of the Inovis and RollStream businesses.

(15)	Related Party Transactions

Prior to the Inovis Merger, the Company had an agreement with Francisco Partners, the controlling shareholder of GXS Holdings, under which the Company had agreed to pay Francisco Partners an annual fee of $2,000 plus expenses for financial advisory and consulting services (“the Monitoring Agreement”).  The expense related to the fee payable under the Monitoring Agreement was $833 for the period from January 1, 2010 through June 2, 2010.  Francisco Partners waived the payment of $833 for the period and such amounts were recorded as contributions to additional paid-in capital in the applicable condensed consolidated statements of changes in stockholder’s deficit.  The Company also paid Francisco Partners a merger advisory fee of $3,000 prior to the closing of the Inovis Merger.

On June 2, 2010, the Company terminated the Monitoring Agreement and entered into a new management agreement pursuant to which the Company agreed to pay in the aggregate an annual fee of $4,000 to Francisco Partners and certain former stockholders of Inovis, Golden Gate Capital and Cerberus Partners, in exchange for financial advisory and consulting services (“the Management Agreement”).  The Management Agreement has a term of ten years.  The expense related to the 2010 annual management fee was $4,000 for the period from June 2, 2010 through December 31, 2010, inclusive of $318 of accrued management fee for the period June 2, 2010 through June 30, 2010, and $1,008 of accrued management fee for the period from July 1, 2010 through September 30, 2010.  In December 2010, the Company made a payment of $2,868 to Francisco Partners and remaining unpaid management fee payable to Golden Gate Capital and Cerberus Partners of $1,132 was included in accrued expenses and other current liabilities as of December 31, 2010.

In March 2011, the Company made a payment of $566 to Golden Gate Capital for their balance of 2010 management fee and the remaining unpaid 2010 management fee of $566 payable to Cerberus Partners is included in accrued expenses and other current liabilities as of September 30, 2011.  The expense related to the 2011 annual management fee was $1,000 and $3,000 for the three and

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(In thousands, except per share amounts)

nine month period ended September 30, 2011, respectively.  In July 2011, the Company paid Francisco Partners $1,434 for the balance of their 2011 annual management fees accrued to date.  The remaining unpaid prorated portion of the 2011 annual management fee payable to Francisco Partners, Golden Gate Capital and Cerberus Partners of $1,566 is recorded as an accrued expense at September 30, 2011.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
September 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$10,864	$14,326	$––	$25,190
Receivables, net	––	53,090	49,905	––	102,995
Prepaid expenses and other assets	33	16,028	14,628	––	30,689
Advances to subsidiaries	––	653,886	66,624	(720,510)	––
Total current assets	33	733,868	145,483	(720,510)	158,874
Investments in subsidiaries	511,072	18,280	––	(529,352)	––
Property and equipment, net	––	100,621	7,153	––	107,774
Goodwill	––	242,199	26,784	––	268,983
Intangible assets, net	––	110,712	15,041	––	125,753
Deferred financing costs	16,093	––	––	––	16,093
Other noncurrent assets	––	11,352	8,864	––	20,216
Total Assets	$527,198	$1,217,032	$203,325	$(1,249,862)	$697,693

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$74	$11,178	$4,454	$––	$15,706
Other current liabilities	22,801	54,875	44,099	––	121,775
Advances from affiliates	––	605,833	114,677	(720,510)	––
Total current liabilities	22,875	671,886	163,230	(720,510)	137,481
Long-term debt less current maturities	771,308	––	––	––	771,308
Other liabilities	––	34,074	21,561	––	55,635
Total liabilities	794,183	705,960	184,791	(720,510)	964,424
Stockholder’s equity (deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(266,985)	511,072	18,280	(529,352)	(266,985)
Non-controlling interest	––	––	254	––	254
Total stockholder’s equity (deficit)	(266,985)	511,072	18,534	(529,352)	(266,731)
Total Liabilities and Stockholder’s Equity (Deficit)	$527,198	$1,217,032	$203,325	$(1,249,862)	$697,693

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months ended September 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$96,799	$52,295	$(34,956)	$114,138
Costs and operating expenses	––	77,418	51,208	(34,956)	93,670
Restructuring charges	––	1,532	292	––	1,824
Merger and acquisition fees	(512)	––	––	––	(512)

Operating income	512	17,849	795	––	19,156
Other income (expense), net	(21,848)	698	666	––	(20,484)

Income (loss) before income taxes	(21,336)	18,547	1,461	––	(1,328)
Income tax expense	––	361	1,313	––	1,674

Income (loss) before equity in income (loss) of subsidiaries	(21,336)	18,186	148	––	(3,002)
Equity in income (loss) of subsidiaries	18,334	148	––	(18,482)	––

Net income (loss)	(3,002)	18,334	148	(18,482)	(3,002)
Foreign currency translation adjustments	––	––	1,694	––	1,694

Comprehensive income (loss)	(3,002)	18,334	1,842	(18,482)	(1,308)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(7)	––	(7)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(3,002)	$18,334	$1,849	$(18,482)	$(1,301)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months ended September 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$243,386	$154,277	$(101,190)	$296,473
Costs and operating expenses	––	191,005	148,669	(101,190)	238,484
Restructuring charges	––	2,346	545	––	2,891
Merger and acquisition fees	8,492	––	––	––	8,492
Loss on disposition of assets	––	1,724	––	––	1,724

Operating income (loss)	(8,492)	48,311	5,063	––	44,882
Other income (expense), net	(65,029)	3,052	(2,728)	––	(64,705)

Income (loss) before income taxes	(73,521)	51,363	2,335	––	(19,823)
Income tax expense (benefit)	––	(35,705)	1,518	––	(34,187)

Income (loss) before equity in income (loss) of subsidiaries	(73,521)	87,068	817	––	14,364
Equity in income (loss) of subsidiaries	87,885	817	––	(88,702)	––

Net income (loss)	14,364	87,885	817	(88,702)	14,364
Foreign currency translation adjustments	––	––	662	––	662

Comprehensive income (loss)	14,364	87,885	1,479	(88,702)	15,026
Less: Comprehensive loss attributable to non-controlling interest	––	––	(57)	––	(57)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$14,364	$87,885	$1,536	$(88,702)	$15,083

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months ended September 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$105,170	$58,458	$(40,912)	$122,716
Costs and operating expenses	––	79,285	58,373	(40,912)	96,746
Restructuring charges	––	579	130	––	709
Merger and acquisition fees	62	––	––	––	62

Operating income (loss)	(62)	25,306	(45)	––	25,199
Other income (expense), net	(21,466)	2,060	(4,458)	––	(23,864)

Income (loss) before income taxes	(21,528)	27,366	(4,503)	––	1,335
Provision for income taxes	––	307	988	––	1,295

Income (loss) before equity in income (loss) of subsidiaries	(21,528)	27,059	(5,491)	––	40
Equity in income (loss) of subsidiaries	21,568	(5,491)	––	(16,077)	––

Net income (loss)	40	21,568	(5,491)	(16,077)	40
Foreign currency translation adjustments	––	––	(944)	––	(944)
Dividends from subsidiaries	––	1,784	––	(1,784)	––

Comprehensive income (loss)	40	23,352	(6,435)	(17,861)	(904)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(35)	––	(35)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$40	$23,352	$(6,400)	$(17,861)	$(869)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months ended September 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$––	$297,679	$166,652	$(108,692)	$355,639
Costs and operating expenses	––	230,328	167,471	(108,692)	289,107
Restructuring charges	––	1,700	628	––	2,328
Merger and acquisition fees	227	––	––	––	227

Operating income (loss)	(227)	65,651	(1,447)	––	63,977
Other income (expense), net	(62,300)	1,424	(4,171)	––	(65,047)

Income (loss) before income taxes	(62,527)	67,075	(5,618)	––	(1,070)
Provision for income taxes	––	622	2,004	––	2,626

Income (loss) before equity in income (loss) of subsidiaries	(62,527)	66,453	(7,622)	––	(3,696)
Equity in income (loss) of subsidiaries	58,831	(7,622)	––	(51,209)	––

Net income (loss)	(3,696)	58,831	(7,622)	(51,209)	(3,696)
Foreign currency translation adjustments	––	––	2,167	––	2,167
Dividends from subsidiaries	––	2,219	––	(2,219)	––

Comprehensive income (loss)	(3,696)	61,050	(5,455)	(53,428)	(1,529)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(3)	––	(3)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(3,696)	$61,050	$(5,452)	$(53,428)	$(1,526)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months ended September 30, 2010
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$14,364	$87,885	$817	$(88,702)	$14,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	––	29,987	3,594	––	33,581
Deferred income taxes	––	––	736	––	736
Change in deferred tax asset valuation allowance resulting from business acquisition	––	(36,821)	––	––	(36,821)
Loss on disposition of assets	––	1,724	––	––	1,724
Amortization of deferred financing fees and debt discount	5,147	––	580	––	5,727
Unrealized gain on interest rate swap	(5,041)	––	––	––	(5,041)
Stock compensation expense	––	212	––	––	212
Equity in net income of subsidiaries	(87,885)	(817)	––	88,702	––
Changes in operating assets and liabilities, net	74,246	(64,632)	786	––	10,400
Net cash provided by operating activities	831	17,538	6,513	––	24,882

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(25,306)	(1,601)	––	(26,907)
Proceeds from sale of assets	––	400	––	––	400
Business acquisition, net of cash acquired of $14,440	––	(220,005)	––	––	(220,005)
Decrease in restricted cash	––	227,580	––	––	227,580
Net cash used in investing activities	––	(17,331)	(1,601)	––	(18,932)

Cash flows from financing activities:
Borrowings under revolving credit facility	23,000	––	––	––	23,000
Repayments under revolving credit facility	(23,000)	––	––	––	(23,000)
Payment of financing costs	(831)	––	––	––	(831)
Net cash used in financing activities	(831)	––	––	––	(831)

Effect of exchange rate changes on cash	––	––	129	––	129

Increase in cash and cash equivalents	––	207	5,041	––	5,248
Cash and cash equivalents, beginning of year	––	12,983	12,566	––	25,549
Cash and cash equivalents, end of period	$––	$13,190	$17,607	$––	$30,797

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months ended September 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,696)	$58,831	$(7,622)	$(51,209)	$(3,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	35,088	5,077	––	40,165
Deferred income taxes	––	––	(726)	––	(726)
Amortization of deferred financing fees and debt discount	5,365	––	181	––	5,546
Unrealized gain on interest rate swap	(2,365)	––	––	––	(2,365)
Realized gain on interest rate swap	(2,318)	––	––	––	(2,318)
Stock compensation expense	––	787	––	––	787
Equity in net (income) loss of subsidiaries	(58,831)	7,622	––	51,209	––
Changes in operating assets and liabilities, net	69,847	(65,779)	10,716	––	14,784
Net cash provided by operating activities	8,002	36,549	7,626	––	52,177

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(30,918)	(3,352)	––	(34,270)
Business acquisition, net of cash acquired of $4	––	(1,125)	––	––	(1,125)
Net cash used in investing activities	––	(32,043)	(3,352)	––	(35,395)

Cash flows from financing activities:
Borrowings under revolving credit facility	34,000	––	––	––	34,000
Repayments under revolving credit facility	(42,000)	––	––	––	(42,000)
Payment of financing costs	(2)	––	––	––	(2)
Net cash used in financing activities	(8,002)	––	––	––	(8,002)

Effect of exchange rate changes on cash	––	––	84	––	84

Increase in cash and cash equivalents	––	4,506	4,358	––	8,864
Cash and cash equivalents, beginning of year	––	6,358	9,968	––	16,326
Cash and cash equivalents, end of period	$––	$10,864	$14,326	$––	$25,190

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of business-to-business (“B2B”) e-commerce and data integration services that simplify and enhance business process integration, data quality and compliance, and collaboration among businesses.  Our services and solutions enable our customers to manage and improve mission critical supply chain functions, securely process financial transactions related to the exchange of goods and services, and automate and control other business-critical multi-enterprise business processes.  By utilizing these services our customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security.  Approximately 40,000 global customers and their business partners conduct business together via GXS Trading Grid®, a large integration cloud that includes specialized, capabilities for automating, assembling, monitoring, and improving multi-enterprise business processes.  Our business model is characterized by a recurring revenue and subscription service model, substantial operating leverage, and strong cash flow generation.

As a division of General Electric Company (“GE”), from the 1960’s to 2001, our historical focus was primarily on providing customized information technology solutions to our customers.  As a result, in 2000, 50% of our revenues were generated by custom outsourcing services.  Following Francisco Partners and its co-investors’ acquisition of us from GE in 2002, we began investing in GXS Trading Grid®, a multi-tenant integration cloud platform, and launched our Managed Services offering, which compliments GXS Trading Grid® with shared processes and built-in industry expertise.

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

On June 2, 2010, GXS Holdings, Inc. (“GXS Holdings”), our direct parent company, which directly owns 100% of our issued and outstanding common stock, acquired Inovis International, Inc. (“Inovis”), a leading provider of fully integrated B2B services and solutions that manage the flow of critical e-commerce information for global trading communities, which we refer to as the “Merger”.  Inovis’ core business has historically been the provisioning of messaging services, catalog and managed services to approximately 16,000 customers worldwide with approximately two billion transactions per year, primarily on a fee-per-transaction basis.  Following the Merger, Inovis was merged with and into GXS, Inc. (“GXSI”), one of our indirect wholly-owned subsidiaries, and we became an indirect wholly-owned subsidiary of GXS Group, Inc. (previously known as Griris Holding Company, Inc.).  Certain foreign subsidiaries of Inovis became wholly-owned subsidiaries of GXSI.

In March 2011, we purchased RollStream, Inc. (“RollStream”), a software-as-a-service (“SaaS”) provider of enterprise community management.  The acquisition advances our objective of simplifying the integration of global business communities for customers by combining data flows across systems, applications and people.

As a result of new investments and repositioning away from customized solutions, the majority of our revenue is generated through data integration fees and subscription services on our platform, frequently wrapped with our Managed Services capabilities.  Currently, we manage more than ten billion electronic transactions on an annual basis across an estimated six million integration pairs, such as trading partner relationships creating a connected ecosystem of over 400,000 businesses.  We have substantial vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive and high technology.  Recently, we have seen expanded adoption of our services in the media, entertainment and insurance industries.  Today, our platform links over 40,000 customers and 400,000 businesses across 50 countries with support in 15 different languages.  We believe customers view our services and solutions as essential to their day-to-day supply chain operations and typically enter into long-term contracts with us.  Our recurring revenues, which are primarily attributable to transaction processing and software maintenance fees, represented approximately 87.0% and 88.0% of our total revenue for the three and nine months ended September 30, 2011, respectively.  Additionally, 96.0% of our top 50 customers, based on annual revenue, have been our customers for five or more years.

Factors Affecting our Business

We have various service lines, with each service line deriving revenue from three principal sources.  Our service lines are:

•
Messaging Services, which comprised approximately 47.9% and 49.1% of revenues for the three and nine months ended September 30, 2011, respectively, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised approximately 32.0% and 30.2% of revenues for the three and nine months ended September 30, 2011, respectively, allows our customers to offload complex integration functions or outsource entire supply chain management activities to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised approximately 9.5% and 9.7% of revenues for the three and nine months ended September 30, 2011, respectively, provides software and services that allow our customers to manage their day-to-day supply chain activities internally.  The majority of our software customers also access GXS Trading Grid® to extend their ability to serve new markets or geographies;

•
Data Synchronization, which comprised approximately 6.9% and 7.0% of revenues for the three and nine months ended September 30, 2011, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners.  Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain; and

•
Custom Outsourcing Services, which comprised approximately 3.7% and 4.0% of revenues for the three and nine months ended September 30, 2011, respectively, relates to our legacy custom outsourcing contracts.  Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but to which our technical solutions and related services can provide value.

Across these service lines, we derive our revenues from:

•	transaction processing fees;

•	professional service fees earned in connection with implementing or supporting our products and services; and

•	software licensing and maintenance fees for software we develop or procure from others.

Our transaction processing revenues in our Messaging Services business have been adversely impacted primarily by the commoditization of the technology and communications required to send and receive business documents.  Competitive pricing dynamics across the industry have adversely affected pricing in our Messaging Services business.  We believe that our Messaging Services business will continue to face pricing pressure as a result of commoditization and contribute a lower percentage of our revenues over time.

In order to drive revenue growth, we have focused on investing in Managed Services, where we see significant opportunities which we believe will offset declining revenues from Messaging Services.  As part of our strategy of growing Managed Services, we have focused on building and delivering a portfolio of capabilities on GXS Trading Grid® that add value to our customers transactions flows, such as data transformation, transaction monitoring, process visibility and trading partner on-boarding.  As a result, we must continue to offer these higher value integration services to offset pricing pressure as it relates to this trend.  In addition, as business processes that utilize a transaction management infrastructure have become increasingly complex and expensive for our customers to maintain in-house, we have seen an increased demand for our Managed Services.  Beginning in 2010, the primary propositions for our Managed Services shifted from cost improvement to speed-to-market and customer satisfaction.  We will continue to target large and mid-sized enterprises, for which our value-add Managed Services on GXS Trading Grid® could reduce significant costs and enable staff to offload non-core functions, as well as increase the performance of our customers multi-enterprise business processes, such as order-to-cash, global shipping, new customer enablement, and cash management.  We believe this approach will increase our revenues and enhance profitability over the long-term.

As a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period.  Our revenues have been affected by a fluctuating U.S. dollar relative to the foreign currencies in which we transact business.  The weakening of the U.S. dollar during the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, resulted in a $4.8 million and a $10.4 million increase in our revenues for the three and nine months ended September 30, 2011, respectively, from translating revenues generated in foreign currencies into U.S. dollars.

We have focused on a number of profitability and productivity enhancing measures, including:

•
Reducing our cost structure through the removal of excess capacity in our professional services organization, back office personnel and our computing and network infrastructure.  In particular, in the nearly five years ended September 30, 2011, we eliminated approximately 522 positions, including approximately 175 positions related to the Inovis integration;

•
Consolidating facility space and realigning our workforce to lower cost regions such as India and the Philippines.  Over the last three years, we have subleased property in the United Kingdom and the United States, including our former corporate headquarters.  We relocated our entire corporate headquarters in March 2010 into newly leased space and have subleased our previous corporate headquarters for the balance of the lease term.  Relocation of our headquarters resulted in reduced occupancy expense of $3.1 million in 2010, as compared to our 2009 occupancy expense, and is expected to reduce occupancy expense by $3.3 million in 2011, when compared to our 2009 occupancy expense.  As a result of leasing our new corporate headquarters and subleasing our former corporate headquarters, our lease and related payments were $2.9 million less in 2010 and are expected to be $3.2 million less in 2011 than they would have been if we had remained in our former space;

•
Investing in new technologies to support Messaging Services and Managed Services and entering into service arrangements which leverage vendor relationships to lower our per unit costs.  For example, in 2006, we entered into a network management services agreement with Verizon Business Services, pursuant to which we outsourced our telecommunications network infrastructure.  We have amended this agreement, as well as agreements with other telecommunications services providers, at various times and most recently in 2011, in response to changing business needs and to lower our telecommunications and network infrastructure costs;

•	Creating service platforms that more efficiently process our various service offerings;

•	De-emphasizing our Custom Outsourcing Services, which tends to be a lower margin business and reducing the number of customers to whom such services are provided;

•
Canceling and consolidating various marketing and development programs related to products and services that were not generating sufficient revenues to support the continued investment, such as a legacy data synchronization platform managed in the United Kingdom; and

•
Consolidating messaging platforms to achieve significant cost savings and operational efficiencies including: lower operating and maintenance costs, reduced complexity of operations and engineering, accelerated adoption of new, higher-value services and fewer client maintenance requirements.

As a result, we incurred approximately $7.5 million and $5.6 million of restructuring charges during the years ended December 31, 2009 and 2010, respectively.  We incurred approximately $1.8 million and $2.9 million of restructuring charges during the three and nine months ended September 30, 2010 and approximately $0.7 million and $2.3 million during the three and nine months ended September 30, 2011, respectively, in connection with the reduction in our workforce and consolidation of our facility space.  The facility charges are net of estimated sublease payments and include expenses associated with the sublease of our former corporate headquarters.

While Managed Services tends to have lower margins than Messaging Services, particularly as we build out our Managed Services platform and capabilities, we expect productivity enhancements, such as increased use of automation tools to implement new customers and monitor ongoing processing activities, to improve our Managed Services margins over time.

Acquisitions

Inovis International, Inc.

On June 2, 2010, we acquired Inovis, a leading provider of fully integrated B2B services and solutions that manage the flow of critical e-commerce information for global trading communities.  The acquisition allows us to continue to grow our customer base in the U.S., broaden our product offering and increase the functionality of our Managed Services offering.  Inovis had total assets of approximately $134.1 million and total working capital, excluding current maturities of long-term debt, of $5.9 million at the Merger closing date.  Inovis had revenues of $137.1 million and operating income of $32.4 million, respectively, for the year ended December 31, 2009 and revenues of $54.3 million and operating income of $1.0 million, respectively, for the period January 1, 2010 through June 2, 2010.  The Merger was consummated through the payment of $104.7 million in cash to the shareholders of Inovis together with the issuance to them of common and preferred shares of a newly formed holding company (GXS Group, Inc.), with a fair value of $68.8 million.  This resulted in Inovis shareholders having approximately an 28.1% ownership interests in the combined company following consummation.  Additionally, we retired Inovis’ bank indebtedness of $129.8 million at closing.

The Merger was accounted for using the purchase method of accounting prescribed in Financial Accounting Standard (“FAS”) Codification 805 – Business Combinations.  Under this standard, the assets acquired and liabilities assumed are recorded at their fair value on the date of acquisition.  The fair values recorded for property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets result in additional depreciation and amortization expense after the consummation of the Merger.  The amount of depreciation and amortization is based upon the fair values and the estimated useful lives of the respective assets.  Revenue and operating income are affected by a write-down of deferred revenue to reflect estimated fair value.  Although the adjustment to deferred revenue had affected revenue and operating income in the twelve months following the Merger, this adjustment is not expected to have a significant continuing effect on the condensed consolidated results of operations.

RollStream, Inc.

On March 28, 2011, we acquired all of the capital stock of RollStream for total consideration of $1.5 million, including cash of $1.1 million and shares of GXS Group common and preferred stock with a combined fair value of $0.4 million, paid to the RollStream stockholders.  The fair value of the stock issued has been pushed down to the Company.

RollStream was a software-as-a-service (“SaaS”) provider of enterprise community management.  The acquisition advances our objective of simplifying the integration of global business communities for customers by combining data flows across systems, applications and people.

The acquisition was accounted for using the purchase method of accounting prescribed in FAS Codification 805 – Business Combinations, as previously described.  The application of purchase accounting for the transaction resulted in a $1.6 million preliminary estimate of goodwill (adjusted from our initial preliminary estimate of $2.1 million in the first quarter) and amortizable intangible assets (e.g., customer relationships, product technology and trademarks) of $0.6 million, which may be further adjusted upon finalization of the estimated fair value of the RollStream net assets on the acquisition date.  We consider the overall impact of the RollStream acquisition on our condensed consolidated results of operations and financial condition for the three and nine months ended September 30, 2011 to be immaterial.

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

Our Revenues and Expenses

Revenues

For transaction processing, we usually charge a transaction processing fee to both the sending and the receiving party.  Such revenues are generally recognized on a per transaction basis in the period in which the related transactions are processed. Revenues on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of the actual transactions or the specified contract minimum amounts during the relevant period.  Because the transactions we process, such as the exchange of invoices and purchase orders, are routine and essential to the day-to-day operations of our customers, the revenues generated from these fees tend to be recurring in nature.  Customers who are not committed to multi-year contracts generally are under contracts for transaction processing solutions that automatically renew every month or year, depending on the terms of the specific contracts.

Professional services generally are conducted under time and material contracts and in most instances revenue is recognized as the related services are provided, except when such services are associated with a new project implementation, in which case the associated revenue is deferred over the contract term.  Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the services.

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

For the three and nine months ended September 30, 2010 and 2011, the breakdown of revenue by service line, along with each service line’s percentage of total revenue, appears below (in thousands of dollars):

	Three Months ended September 30,				Nine Months ended September 30,
	2010		2011		2010		2011
Service Line	Amount	%	Amount	%	Amount	%	Amount	%
Messaging Services	$58,819	51.5%	$58,725	47.9%	$162,014	54.6%	$174,541	49.1%
Managed Services	30,803	27.0%	39,313	32.0%	78,811	26.6%	107,611	30.2%
B2B Software and Services	10,777	9.5%	11,661	9.5%	21,279	7.2%	34,366	9.7%
Data Synchronization	8,568	7.5%	8,515	6.9%	16,687	5.6%	24,907	7.0%
Custom Outsourcing Services	5,171	4.5%	4,502	3.7%	17,682	6.0%	14,214	4.0%
Total revenue	$114,138	100.0%	$122,716	100.0%	$296,473	100.0%	$355,639	100.0%

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

Cost of Revenues

Cost of revenues primarily consists of:

•	compensation and related allocated benefit expenses associated with our workforce engaged in service delivery, technical operations and research and development;

•	computer, network and facility operating expenses;

•	royalty payments associated with resale of third party software licenses; and

•	depreciation and amortization expense, including the amortization of our capitalized software costs, deferred implementation costs and acquired intangibles.

We defer all direct and relevant costs associated with implementation of certain long-term customer contracts to the extent such costs can be recovered through guaranteed minimum revenues.  The unamortized balances of these costs as of December 31, 2010 and September 30, 2011 were $18.9 million and $25.2 million, respectively, and are recorded in either prepaid expenses and other assets or other assets in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, restructuring charges and merger and acquisition fees.

Sales and marketing expenses primarily consist of compensation and related allocated benefit expenses associated with our employees engaged in sales and marketing, including sales commissions, advertising costs, meetings, travel and entertainment expenses and facility costs.  Certain sales commissions are considered to be direct and relevant costs of contracts and are deferred over the customer contract period.  General and administrative expenses consist of compensation and related allocated benefit expenses associated with our employees engaged in management, finance, legal, and human resources, information technology management and costs, as well as other general business expenses such as accounting and legal fees, outside services and business insurance.  Restructuring charges include severance costs associated with workforce reduction efforts and net lease costs related to darkened facilities.  Merger and acquisition fees include costs associated with legal and financial professional service firms who advise the Company on matters related to mergers and acquisitions.

As a result of our significant international operations, the translation of our foreign costs of revenues and operating expenses into U.S. dollars impacts the comparison of our costs of revenues and operating expenses from period to period.  Our costs of revenues and operating expenses have been affected by a fluctuating U.S. dollar.  The weakening of the U.S. dollar during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 resulted in an increase of $2.0 million and $5.2 million in our costs of revenues and operating expenses for the three and nine months ended September 30, 2011, respectively, from translation of our expenses incurred in foreign currencies into U.S. dollars.

The following is a summary of our costs and operating expenses for the three and nine months ended September 30, 2010 and 2011 (in thousands of dollars):

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2011	2010	2011
Costs and operating expenses:
Cost of revenues	$63,567	$64,394	$158,030	$190,883
Sales and marketing	14,658	17,049	39,206	48,632
General and administrative	15,445	15,303	41,248	49,592
Restructuring charges	1,824	709	2,891	2,328
Merger and acquisition fees	(512)	62	8,492	227
Loss on disposition of assets	––	––	1,724	––
Total costs and operating expenses	$94,982	$97,517	$251,591	$291,662

Other Primary Operating Measures

Adjusted EBITDA

Management relies upon adjusted earnings before interest, taxes, depreciation and amortization, and certain other charges (“Adjusted EBITDA”) as a primary measure to review and assess operating performance of its business and management team.  Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as:  (i) an alternative to net income (loss); (ii) a measure of operating income or cash flows from operating, investing and financing activities; or (iii) a measure of liquidity.  Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures presented by other companies.

The table below reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands of dollars):

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2011	2010	2011
Net income (loss)	$(3,002)	$40	$14,364	$(3,696)
Adjustments:
Income tax expense (benefit)	1,674	1,295	(34,187)	2,626
Interest expense, net	21,879	21,109	64,688	61,689
Depreciation and amortization	14,730	13,926	33,581	40,165
Stock compensation expense	129	301	212	787
Other (income) expense, net	(1,395)	2,755	17	3,358
Restructuring charges	1,824	709	2,891	2,328
Merger and acquisition fees	(512)	62	8,492	227
Loss on disposition of assets	––	––	1,724	––
Integration costs (1)	473	––	473	154
Deferred income adjustment (2)	1,436	67	1,953	1,353
Management fees	1,008	1,000	2,159	3,000
Total adjustments	41,246	41,224	82,003	115,687
Adjusted EBITDA	$38,244	$41,264	$96,367	$111,991
____________
(1)	Integration costs represented certain incremental operating expenses associated with the integration of the Inovis business.
(2)	Purchase accounting requires that deferred income of an acquired business be written-down to fair value of the underlying obligations plus associated margin at the date of acquisition.

Adjusted EBITDA for the three months ended September 30, 2011 and 2010 was $41.3 million and $38.2 million, respectively.  The $3.1 million, or 8.1%, increase in Adjusted EBITDA for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, is primarily attributable to the net favorable impact of translating foreign currencies into U.S. dollars and growth in our Managed Services business which offset decreases in Messaging Services and Custom Outsourcing Services.  Adjusted EBITDA for the nine months ended September 30, 2011 and 2010 was $112.0 million and $96.4 million, respectively.  The $15.6 million, or 16.2%, increase in Adjusted EBITDA for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, is driven by the incremental revenues and operating income generated from the Inovis business acquired in June 2010 and the net favorable impact of translating foreign currencies into U.S. dollars.

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

MCV for the three and nine months ended September 30, 2011 was $44.7 million and $119.7 million, respectively, which is an increase of $4.5 million (or 11.2%) and $20.9 million (or 21.2%), respectively, when compared to an MCV of $40.2 million and $98.8 million for the three and nine months ended September 30, 2010.  The MCV increase for the three months ended September 30, 2011 is due primarily to incremental strength in the Americas and Brazil, offset by weakness in Europe, Middle East and Africa (“EMEA”) and Japan.  The MCV increase for the nine months ended September 30, 2011 is due to the effect of Managed Services deals in the Americas along with the incremental business generated as a result of the Inovis acquisition in June 2010.

The MCV calculations are not reflected or recorded within the condensed consolidated financial statements.  MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to deferred income or revenues, as a measure of financial condition or operating performance.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenues.  Revenues increased by $8.6 million, or 7.5%, to $122.7 million for the three months ended September 30, 2011 from $114.1 million for the three months ended September 30, 2010.  The increase was principally due to continued growth of the Managed Services business and incremental growth of the B2B Software and Services business along with the favorable impact of translating revenues generated in foreign currencies to U.S. dollars, partially offset by competitive pricing pressure and customer attrition in our Messaging Services revenue and the planned de-emphasis of our Custom Outsourcing Services line of business.  The relatively weaker U.S. dollar during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, resulted in a $4.8 million increase in our revenues from translating revenues generated in foreign currencies into U.S. dollars.  A comparison of our revenues by service line is as follows:

•
Messaging Services decreased by $0.1 million, or 0.1%, to $58.7 million for the three months ended September 30, 2011 from $58.8 million for the three months ended September 30, 2010.  The decrease resulted principally from $3.2 million in aggregate price reductions and customer attrition, offset by a $3.1 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars.

•
Managed Services revenues increased by $8.5 million, or 27.7%, to $39.3 million for the three months ended September 30, 2011 from $30.8 million for the three months ended September 30, 2010.  The increase was principally due to $7.4 million aggregate revenue associated with the ramp up of services to customers added in previous years and additional professional services provided to existing customers, as well as the $1.1 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars.

•
B2B Software and Services, Data Synchronization and Custom Outsourcing Services revenues increased in the aggregate by $0.2 million, or 0.6%, to $24.7 million for the three months ended September 30, 2011 from $24.5 million for the three months ended September 30, 2010.  The Data Synchronization service line was essentially unchanged between the comparative periods.  The $0.7 million increase in the B2B Software and Services line of business was partially offset by a $1.1 million decrease in the Custom Outsourcing Services line of business due to its planned de-emphasis, though all three service lines had a combined $0.6 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars.

Cost of revenues. Cost of revenues increased by $0.8 million, or 1.3%, to $64.4 million for the three months ended September 30, 2011 from $63.6 million for the three months ended September 30, 2010.  The increase in cost of revenues for the three months ended September 30, 2011 was primarily due to higher external direct material costs for a particular new customer contract, our changing business mix and focus on Managed Services revenues which generally have a higher cost of revenues, and the unfavorable impact of translating foreign currencies into U.S. dollars, offset by lower travel, outside services and infrastructure support costs, as well as lower net labor costs resulting from an increase in labor costs being capitalized.

Sales and marketing.  Sales and marketing expenses increased by $2.4 million, or 16.3%, to $17.1 million for the three months ended September 30, 2011 from $14.7 million for the three months ended September 30, 2010.  The increase was primarily due to higher salary, benefit, bonus and commission costs largely driven by increased headcount, as well as the unfavorable impact of translating foreign currencies into U.S. dollars.

General and administrative.  General and administrative expenses decreased by $0.1 million, or 1.0%, to $15.3 million for the three months ended September 30, 2011 from $15.4 million for the three months ended September 30, 2010.  The decrease was primarily due to lower facility and telecommunications costs.  These decreases were partially offset by higher employee benefit costs as a result of recognition of employee vacation expense, an increased use of contractors, higher costs associated with outside services and the unfavorable impact of translating foreign currencies into U.S. dollars.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $2.0 million higher in aggregate for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Restructuring charges.  Restructuring charges were $0.7 million for the three months ended September 30, 2011, compared to $1.8 million for the three months ended September 30, 2010.  For the three months ended September 30, 2011, the restructuring charges include $0.5 million of severance costs for 8 employees and $0.2 million for facilities.  For the three months ended September 30, 2010, the restructuring charges include $1.1 million of severance costs for 43 employees and $0.7 million for facilities.  We have undertaken a series of restructuring activities during the past several years which included closing or consolidating certain office facilities and terminating employees, in order to reduce expenses in response to changing business requirements.  In 2009, we initiated a plan to relocate our global headquarters and sublet our former global headquarters.  The costs recorded represent adjustments to the estimated present value of amounts needed to cover rent shortfalls for the remainder of the lease term and costs related to the sublease and related agreements.  The headquarters relocation was completed in the first quarter of 2010.  As a result of the June 2010 Inovis Merger, we have been recording restructuring charges associated with the consolidation of office space at the former Inovis headquarters and one of its U.K. facilities and termination of employees associated with the integration of the Inovis business.  The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring activities.  We expect to incur additional restructuring and other non-recurring costs related to the Inovis and RollStream mergers in the fourth quarter of 2011.

Merger and acquisition fees.  Merger and acquisition fees were $0.1 million for the three months ended September 30, 2011 compared to a credit of $0.5 million for the three months ended September 30, 2010.  For the three months ended September 30, 2011, these fees are largely for professional and legal advisory services associated with a potential acquisition that was not completed.  For the three months ended September 30, 2010, the credit of $0.5 million represents an adjustment to previously recorded estimates for professional and legal advisory services associated with the Inovis Merger on June 2, 2010.

Operating income.  Operating income increased by $6.0 million to $25.2 million for the three months ended September 30, 2011 compared to $19.2 million for the three months ended September 30, 2010.  The 31.3% increase in operating income is primarily attributable to the margin associated with increases in revenue and the $2.8 million net favorable impact of translating foreign currencies into U.S. dollars.

Interest expense, net.  Interest expense, net decreased by $0.8 million to $21.1 million for the three months ended September 30, 2011 compared to $21.9 million for the three months ended September 30, 2010.  The decrease in interest expense, net, is primarily attributable to our interest rate swap agreement expiring in April 2011.

Other income (expense), net.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.  Other income (expense), net was $2.8 million expense and $1.4 million income for the three months ended September 30, 2011 and 2010, respectively.

Income tax expense (benefit).  Income tax expense was $1.3 million for the three months ended September 30, 2011 compared to $1.7 million for the three months ended September 30, 2010.  The income tax expense for the three months ended September 30, 2011 and 2010, respectively, is related primarily to taxes for foreign jurisdictions in which we have income.

Net income (loss).  Net income was less than $0.1 million for the three months ended September 30, 2011 compared to $3.0 million net loss for the three months ended September 30, 2010.  The nearly $3.0 million decrease in net loss for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is principally due to the increased revenue and operating income.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Revenues.  Revenues increased by $59.1 million, or 20.0%, to $355.6 million for the nine months ended September 30, 2011 from $296.5 million for the nine months ended September 30, 2010.  The increase was principally due to the acquisition of Inovis, which contributed incremental revenues of $52.6 million for the nine months ended September 30, 2011, increased Managed Services revenues, and the favorable impact of translating revenues generated in foreign currencies to U.S. dollars, partially offset by competitive pricing pressure and customer attrition in our Messaging Services revenue and the planned de-emphasis of our Custom Outsourcing Services line of business.  The relatively weaker U.S. dollar during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, resulted in a $10.4 million increase in our revenues from translating revenues generated in foreign currencies into U.S. dollars, respectively.  A comparison of our revenues by service line is as follows:

•
Messaging Services revenues increased by $12.5 million, or 7.7%, to $174.5 million for the nine months ended September 30, 2011 from $162.0 million for the nine months ended September 30, 2010.  The increase resulted principally from $17.0 million of incremental revenues generated by the acquired Inovis business for the nine months ended September 30, 2011, along with the $6.6 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars, offset by $11.0 million in aggregate decreases resulting from price reductions and customer attrition.

•
Managed Services revenues increased by $28.8 million, or 36.5%, to $107.6 million for the nine months ended September 30, 2011 from $78.8 million for the nine months ended September 30, 2010.  The increase was principally due to incremental revenues of $13.0 million generated by the acquired Inovis business for the nine months ended September 30, 2011, $13.5 million of revenue generated by new Managed Services projects, and a $2.3 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars.

•
B2B Software and Services, Data Synchronization and Custom Outsourcing Services revenues increased in the aggregate $17.9 million, or 32.2%, to $73.5 million for the nine months ended September 30, 2011 from $55.6 million for the nine months ended September 30, 2010.  B2B Software and Services and Data Synchronization service lines increased principally due to aggregate incremental revenues of $22.6 million generated by the acquired Inovis business for the nine months ended September 30, 2011, along with the $1.5 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars, partially offset by $6.2 million in aggregate decreases from the planned de-emphasis of our Custom Outsourcing Services line of business, price reductions, customer attrition, and the impact of the sale of our catalog service offering in May 2010 in connection with the Inovis Merger.

Cost of revenues. Cost of revenues increased by $32.9 million, or 20.8%, to $190.9 million for the nine months ended September 30, 2011 from $158.0 million for the nine months ended September 30, 2010.  The increase in cost of revenues for the nine months ended September 30, 2011 was primarily due to the incremental costs associated with our acquisition of Inovis, including higher amortization expense for acquired intangible assets, our changing business mix and focus on Managed Services revenues which generally have a higher cost of revenues, and the unfavorable impact of translating foreign currencies into U.S. dollars.

Sales and marketing.  Sales and marketing expenses increased by $9.4 million, or 24.0%, to $48.6 million for the nine months ended September 30, 2011 from $39.2 million for the nine months ended September 30, 2010.  The increase was primarily due to the incremental costs associated with our acquisition of Inovis, higher salary and benefit costs largely driven by increased headcount, and the unfavorable impact of translating foreign currencies into U.S. dollars.

General and administrative.  General and administrative expenses increased by $8.4 million, or 20.2%, to $49.6 million for the nine months ended September 30, 2011 from $41.2 million for the nine months ended September 30, 2010.  The increase was primarily due to the incremental costs associated with our acquisition of Inovis, higher employee benefit costs , an increased use of contractors, higher costs associated with outside services and the unfavorable impact of translating foreign currencies into U.S. dollars, partially offset by lower facility costs as a result of restructuring activities, including relocating our global headquarters to a less expensive facility.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $5.2 million higher in aggregate for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Restructuring charges.  Restructuring charges were $2.3 million for the nine months ended September 30, 2011, compared to $2.9 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011 the restructuring charges include $1.5 million of severance costs for 57 employees and $0.8 million for facilities.  For the nine months ended September 30, 2010 the restructuring charges include $1.9 million of severance costs for 61 employees and $1.0 million for facilities.  We have undertaken a series of restructuring activities during the past several years which included closing or consolidating certain office facilities and terminating employees, in order to reduce expenses in response to changing business requirements.  In 2009, we initiated a plan to relocate our global headquarters and sublet our former global headquarters.  The costs recorded represent adjustments to the estimated present value of amounts needed to cover rent shortfalls for the remainder of the lease term and costs related to the sublease and related agreements.  The headquarters relocation was completed in the first quarter of 2010.  As a result of the June 2010 Inovis Merger, we have been recording restructuring charges associated with the consolidation of office space at the former Inovis headquarters and one of its U.K. facilities and termination of employees associated with the integration of the Inovis business.  The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring activities.  We expect to incur additional restructuring and other non-recurring costs related to the Inovis and RollStream mergers in the fourth quarter of 2011.

Merger and acquisition fees.  Merger and acquisition fees were $0.2 million for the nine months ended September 30, 2011 compared to $8.5 million for the nine months ended September 30, 2010, respectively.  For the nine months ended September 30, 2011, these fees are largely for professional and legal advisory services associated with the RollStream acquisition in March 2011 and for another potential acquisition that was not completed.  For the nine months ended September 30, 2010, these fees are largely for professional and legal advisory services associated with the Inovis Merger on June 2, 2010.

Loss on disposition of assets.  In the nine months ended September 30, 2010, we recorded a loss on disposition of assets of $1.7 million that was comprised of customer contracts and intellectual property rights relating to our catalog service offering that was divested in connection with the Antitrust Division of the U.S. Department of Justice review of the Inovis Merger.  We had no such losses for the nine months ended September 30, 2011.

Operating income.  Operating income increased by $19.1 million to $64.0 million for the nine months ended September 30, 2011 compared to $44.9 million for the nine months ended September 30, 2010.  The 42.5% increase in operating income is primarily attributable to the incremental revenues and margin generated by the acquired Inovis business and the $5.2 million net favorable impact of translating foreign currencies into U.S. dollars, partially offset by the incremental operating costs associated with the acquired Inovis business and its integration.

Interest expense, net.  Interest expense, net decreased by $3.0 million to $61.7 million for the nine months ended September 30, 2011 compared to $64.7 million for the nine months ended September 30, 2010.  The decrease in interest expense, net, is primarily attributable to the changes in the fair value of the interest rate swap which are reflected as a component of interest expense and which terminated in April 2011.

Other income (expense), net.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.  Other income (expense), net was $3.4 million expense for the nine months ended September 30, 2011, and an insignificant expense for the nine months ended September 30, 2010.

Income tax expense (benefit).  Income tax expense was $2.6 million for the nine months ended September 30, 2011 compared to a $34.2 million income tax benefit for the nine months ended September 30, 2010.  The income tax expense for the nine months ended September 30, 2011 related primarily to taxes for foreign jurisdictions in which we have income.  The large income tax benefit for the nine months ended September 30, 2010 related primarily from the reduction of our deferred tax asset valuation allowance by $36.8 million as the result of net deferred tax liabilities assumed and recognized in purchase accounting related to the acquisition of Inovis on June 2, 2010.

Net income (loss).  Net loss was $3.7 million for the nine months ended September 30, 2011 compared to $14.4 million of net income for the nine months ended September 30, 2010.  The $18.1 million decrease in net income for the nine months ended September 30, 2011 compared to the nine months ended September 30 , 2010 is principally due to the effect of the 2010 income tax benefit realized in conjunction with the Inovis Merger, partially offset by the increased revenues and operating income generated by the acquired Inovis business during 2011, along with lower interest costs due to the changes in the fair value of the interest rate swap and net favorable impact of translating foreign currencies into U.S. dollars.

Sources and Uses of Cash

The following table is a summary of sources and uses of cash during the nine months ended September 30, 2010 and 2011 (in thousands):

	Nine Months ended September 30,
	2010	2011
Cash flows provided by operating activities	$24,882	$52,177
Cash flows used in investing activities	(18,932)	(35,395)
Cash flows used in financing activities	(831)	(8,002)
Effect of exchange rate changes on cash	129	84
Net increase in cash and cash equivalents	$5,248	$8,864
Cash and cash equivalents, end of period	$30,797	$25,190

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Net cash provided by operating activities was $52.2 million compared to $24.9 million used in operating activities for the nine months ended September 30, 2011 and 2010, respectively.  The increase in net cash provided by operating activities of $27.3 million was mainly attributable to improved operating results associated with the acquired Inovis business, partially offset by higher days sales outstanding on trade accounts receivable.

Net cash used in investing activities was $35.4 million for the nine months ended September 30, 2011 compared to $18.9 million for the nine months ended September 30, 2010.  Net cash used in investing activities for the nine months ended September 30, 2011 included $1.1 million for the acquisition of RollStream and capital expenditures of $34.3 million for software and equipment primarily related to continued enhancements of our service platform.  Net cash used in investing activities for the nine months ended September 30, 2010 included $220.0 million for the acquisition of Inovis, net of cash acquired of $14.4 million, and capital expenditures of $26.9 million for software and equipment primarily related to continued enhancements of our service platform, offset by a decrease in restricted cash of $227.6 million and $0.4 million from the sale of our catalogue service offering.  Capital expenditures for the nine months ended September 30, 2011 and 2010 included $19.4 million and $13.4 million, respectively, of labor costs capitalized for the development of internal-use software.

Net cash used in financing activities was $8.0 million for the nine months ended September 30, 2011 compared to net cash used in financing activities of $0.8 million for the nine months ended September 30, 2010.  Net cash used in financing activities for the nine months ended September 30, 2011 was from net repayments of amounts outstanding under our revolving credit facility.  Net cash used in financing activities for the nine months ended September 30, 2010 was from deferred financing costs related to our December 2009 refinancing.

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

Cash and cash equivalents totaled $25.2 million and $30.8 million at September 30, 2011 and 2010, respectively.  There were no borrowings outstanding under the Revolver at either September 30, 2011 or 2010, respectively.  At both September 30, 2011 and 2010, $11.7 million of the $50.0 million of Revolver capacity was pledged as security for certain letters of credit.  Therefore, total available cash liquidity, including cash and cash equivalents and total Revolver capacity less outstanding borrowings and letters of credit secured by the Revolver, was $63.5 million and $69.1 million at September 30, 2011 and 2010, respectively.

The agreements governing our Senior Secured Notes impose limitations of our ability, to among other things, incur additional indebtedness, incur liens, consummate certain asset sales, make certain restricted payments, enter into certain transactions with affiliates, issue capital stock, merge or consolidate with any other person or sell, transfer or otherwise dispose of any assets.  The Credit and Guaranty Agreement also requires that we meet and maintain certain financial ratios and tests, including a minimum interest coverage ratio of 1.75 and a maximum net leverage ratio of 5.25, each as defined in the agreement.  Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control.  Our failure to comply with these covenants could result in a default under the Credit and Guaranty Agreement and the Indenture governing our Senior Secured Notes.  At September 30, 2011, we had an interest coverage ratio of 2.10 and a net leverage ratio of 4.62, calculated as defined in the agreement, and were in compliance with all financial and nonfinancial covenants.

GXS Worldwide, Inc. is a holding company that conducts its operations through its wholly owned subsidiary GXS, Inc. and its domestic and foreign subsidiaries.  The financial statements of GXS, Inc. are substantially identical to the GXS Worldwide, Inc. financial statements and the total assets, revenues, operating income, net income (loss) and cash flows of GXS, Inc. are expected to continue to constitute substantially all of the corresponding amounts for GXS Worldwide, Inc. and its subsidiaries.  All equity interests pledged as collateral for the Senior Secured Notes, other than those of GXS, Inc., are wholly owned consolidated subsidiaries of GXS, Inc.

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

Transaction Processing — We earn recurring transaction processing revenue from facilitating the exchange of business documents among its customers’ computer systems and those of their trading partners.  Such revenues are generally based on a per transaction fee or monthly minimum charge and are recognized in the period in which the related transactions are processed.  Revenue on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of actual transactions or the specified contract minimum amounts.

Professional Services — Professional services are generally conducted under time and material contracts and in most instances revenue is recognized as the related services are provided, except when such services are associated with a new project implementation, in which case the associated revenue is deferred over the contract term as outlined below.

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

In certain arrangements, we sell transaction processing along with implementation and start-up services.  The implementation and start-up services typically do not have stand-alone value and, therefore, are not separated.  Revenues related to implementation and start-up services are recognized over the term of the related transaction processing arrangement.  In some arrangements, we also sell professional services which do have stand-alone value and can be separated from other elements in the arrangement.  The revenue related to these services is recognized as the service is performed.

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

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, which is intended to simplify how an entity is required to test goodwill for impairment under ASU 2010-28 by allowing an entity to first assess qualitative factors (which are defined in the new guidance) to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  We have not early adopted the ASU, but will be adopting it in the first quarter of 2012, as required.

As of December 31, 2010 and September 30, 2011, we completed impairment testing and determined that goodwill was not impaired.  Our test is based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2010 and September 30, 2011.  At September 30, 2011, we performed the required step two test and determined that goodwill was not impaired.

Restructuring

We calculate the facility charge included in the restructuring charges by discounting the net future cash obligation of the existing leases less anticipated rental receipts to be received from existing and potential subleases.  This requires significant judgment about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space.  These judgments are based upon independent market analysis and assessment from experienced real estate brokers.  If we were to make different determinations with respect to these factors the amounts of our restructuring charges could differ materially, although most of our vacant space has been sublet with the sublease of our former corporate headquarters.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The ASU was issued concurrently with IFRS (“International Financial Reporting Standards”) 13 – Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements.  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already permitted under IFRS or U.S. GAAP.  Public entities are required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011 and early adoption is not permitted.  Management is currently evaluating the potential impact of the adoption of ASU 2011-04, but does not believe it will have a significant impact on our financial statement presentation and disclosure, or our condensed consolidated results of operations or financial condition.

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

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This ASU follows and codifies an April 2011 Exposure Draft that was intended to simplify how an entity is required to test goodwill for impairment in response to concerns expressed by companies about the cost and complexity of performing the goodwill impairment test, as prescribed by existing guidance under ASU 2010-28, issued in December 2010.  This ASU allows an entity to first assess qualitative factors (which are defined in the new guidance) to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Existing guidance had required an entity to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit was less than its carrying amount, then the second step of the test must be performed to measure the amount of impairment loss, if any.  An entity will not be required to calculate the fair value of a reporting unit and perform the two-step test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We are evaluating the potential impact of adopting ASU 2011-08, and believe it will simplify our annual and interim goodwill impairment testing while having no significant impact on our condensed consolidated results of operations and financial condition.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures include the effect of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period.  Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholder's deficit titled accumulated other comprehensive loss.  Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation.  Our foreign currency risk is primarily for transactions denominated in the British pound, European euro, Japanese yen, Brazilian real, Australian dollar and Canadian dollar.

Although much of our revenues are generated in U.S. dollars, $52.1 million, or 42.4% , and $148.0 million, or 41.6% of our revenues for the three and nine months ended September 30, 2011, respectively, were generated in non-U.S. dollar denominated currencies.  Our revenues generated in non-U.S. dollar denominated currencies for the three and nine months ended September 30, 2010 were $46.3 million, or 40.6%, and $138.3 million, or 46.6%, respectively.  The percentage of our revenue denominated in non-U.S. dollar currencies is comparatively flat between the two three month periods and decreased in the nine months ended September 30, 2011 due to a greater U.S. revenue mix from the acquired Inovis customers, which more than offset the revenue impact associated with the relative weakness of the U.S. dollar over the measurement periods.

Our operating expenses are also generally denominated in U.S. dollars; however, approximately $33.4 million, or 34.3%, and $96.9 million, or 33.2% of our expenses for the three and nine months ended September 30, 2011, respectively, were denominated in foreign currencies.  Our operating expenses generated in foreign currencies for the three and nine months ended September 30, 2010 were $28.2 million, or 29.7%, and $81.3 million, or 32.3%, respectively.  The percentage of our operating expenses denominated in foreign currencies is increasing in both the three and nine month periods due to the relative weakness of the U.S. dollar over the measurement periods, which more than offset the expected increased U.S. expense mix associated with the acquired Inovis customer base.

Due to the relatively weaker U.S. dollar as of September 30, 2011, our operating income was favorably affected by $2.8 million and $5.2 million when compared to the three and nine months ended September 30, 2010, respectively.

From a sensitivity analysis viewpoint, based on our financial results for the three and nine months ended September 30, 2011, a hypothetical overall 10% change in the U.S. dollar from the average foreign exchange rates during the three and nine months ended September 30, 2011 would have impacted our revenue and operating income by approximately $5.2 million and $1.9 million, respectively, for the three months ended September 30, 2011 and by approximately $14.8 million and $5.2 million, respectively, for the nine months ended September 30, 2011.

Interest Rate Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.  Because our Senior Secured Notes bear interest at a fixed rate of 9.75%, our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility and previously to our interest rate swap agreement prior to its expiration in April 2011.

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

Until April 2011, we had an interest rate swap agreement with a commercial bank with a notional amount of $255.0 million.  The provisions of the agreement provided that we would pay the counterparty a fixed rate of 3.86%.  The counterparty would pay us a variable rate equal to the three-month LIBOR, which was 0.30% at March 31, 2011, just prior to the swap agreement’s expiration.  The fair value of the interest rate swap was $4.7 million as of December 31, 2010.  The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2.3 million having been made on that date.  The interest rate swap was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet at December 31, 2010.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage our exposure related to changes in the three-month LIBOR rate associated with our previously outstanding variable-rate credit facility.  As the hedged future forecasted transactions (variable interest payments on the credit facility) were no longer probable of occurring upon the repayment and extinguishment of the previously outstanding credit facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009.  In addition, changes in the fair value of the interest rate swap were recorded through interest expense.  The changes in fair value of the interest rate swap of $1.7 million and $5.0 million were recorded as a reduction to interest expense in the three and nine months ended September 30, 2010, respectively.  Since the swap agreement was settled in April 2011, there were no changes in fair value of the interest rate swap to record as a reduction to interest expense in the three months ended September 30, 2011.  The change in fair value of the interest rate swap of $4.7 million for the period from January 1, 2011 until the settlement and final payment in April 2011 was recorded as a reduction to interest expense in the nine months ended September 30, 2011.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

We continue to evaluate and integrate certain business processes and systems.  Accordingly, certain changes have been made, and will continue to be made, to our internal controls over financial reporting until such time as these integrations are complete.  In March 2011, we hired a new Vice President and Global Controller who is responsible for the Company’s accounting and financial reporting activities.  On April 27, 2011, the Company’s board of directors designated the new Vice President and Global Controller as principal accounting officer of the Company.  In June 2011, we hired an Americas Controller; a Controller for our United Kingdom operating entities; and a Global Billing Director, which is a newly created position.  In September 2011, we hired an External Financial Reporting Senior Manager who had been providing similar services to the Company on a contract basis since January 2011.  In October 2011, we replaced our previous Director of Global Tax who had resigned in August 2011.  There have been no other changes in our internal control over financial reporting during the three and nine months ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, our Brazilian subsidiary, GXS Tecnologia da Informação (Brasil) Ltda., is subject to potential tax claims by Brazilian tax authorities relating to value added tax (“VAT”) exposure that we identified in the course of conducting due diligence in connection with the acquisition of Interchange.  We believe that VAT may have been underpaid by Interchange during the period from January 2004 to June 2006, and we have recorded a reserve of approximately $7.8 million as of September 30, 2011, in respect of these claims.  Although the sellers of Interchange are contractually obligated to indemnify us pursuant to the stock purchase agreement executed in connection with the acquisition and we have recorded a corresponding receivable of approximately $7.8 million as of September 30, 2011, for the indemnity to offset the potential liability, additional legal action may be required to recover any potential liability under such indemnity.

In addition, our Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore. U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices.  Accordingly, we determine the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, we may incur an increased tax liability, including accrued interest and penalties.  GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from our tax advisors, we continue to believe that the facts the Indian tax authorities are using to support their assessment are flawed.  We have started appeal procedures and anticipate a settlement with the tax authorities sometime in the future.  We have made provisions in our accounts of approximately $1.5 million to cover our anticipated financial exposure to this matter.  There can be no assurance that our appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that we may receive similar orders for other years until the above disputes are resolved.

In June 2011, the Company received a final assessment from the State of New York upon conclusion of the state’s sales and use tax audit of Inovis for the period of March 1, 2008 through May 31, 2010.  The final assessment included approximately $2.5 million of sales tax owed for the audit period, as well as approximately $0.4 million interest on the unpaid tax for a total of approximately $2.9 million.  The Company paid approximately $2.9 million to the State of New York on July 19, 2011, in full satisfaction of the accrued tax assessment and interest.

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

Dated:  November 14, 2011
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