Form 10-K
period 2011-12-31
GXS Worldwide, Inc.
filed 2012-03-19
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-167650

GXS Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2181508
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9711 Washingtonian Boulevard, Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

301-340-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐    No ☑

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No☑

As of March 16, 2012, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

Documents incorporated by reference:  None.

GXS WORLDWIDE, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2011

In this Annual Report, all references to “our,” “us,” “we,” “the company” and “GXS” refer to GXS Worldwide, Inc. and its subsidiaries as a consolidated entity, unless the context otherwise requires or where otherwise indicated.  All references to “Inovis” refer to Inovis International, Inc., which we acquired on June 2, 2010.  All references to “fiscal year 2011” or “2011” refer to the year ended December 31, 2011, all references to “fiscal year 2010” or “2010” refer to the year ended December 31, 2010, and all references to “fiscal year 2009” or “2009” refer to the year ended December 31, 2009, unless otherwise indicated.

We own or have rights to use various trademarks, trade names and service marks in conjunction with the operation of our business, including, but not limited to:  GXS Trading Grid®, GXS RollStreamTM, Inovis, Inovis Catalogue, ActiveSM Applications, BetweenMarkets, BizLink, BizManager, BizConnect, TrustedLink and, in certain foreign jurisdictions, GXS and Tradanet.

Market and industry data and forecasts used in this Annual Report on Form 10-K have been obtained from independent industry sources.  Some data is also based on our good faith estimates.  Although we believe these third party sources to be reliable, we have not independently verified the data obtained from these sources and we cannot assure you of the accuracy or completeness of the data.  Forecasts and other forward-looking information obtained from these sources and our estimates are subject to the same qualifications and uncertainties as the other forward-looking statements in this Annual Report on Form 10-K.  The Gartner Report described herein (the “Gartner Report”) represents data, research opinions or viewpoints published as part of a syndicated subscription service by Gartner, Inc. (“Gartner”), and are not representations of fact.  Each Gartner Report speaks as of its original publication date (and not as of the date of this Annual Report on Form 10-K) and the opinions expressed in the Gartner Report are subject to change without notice.

The common stock of GXS, Inc., GXS Worldwide, Inc.’s only subsidiary, is collateral for the Company’s 9.75% Senior Secured Notes due 2015.  Securities and Exchange Commission (“SEC”) Rule 3-16 of Regulation S-X (“Rule 3-16”) requires financial statements for each of the registrant’s affiliates whose securities constitute a substantial portion of the collateral for registered securities.  The common stock of GXS, Inc. is considered to constitute a substantial portion of the collateral for the registered notes.  Accordingly, the financial statements of GXS, Inc. would be required by Rule 3-16.  Management does not believe the GXS, Inc. financial statements would add meaningful disclosure and has not included those financial statements herein, because they are substantially identical to the GXS Worldwide, Inc. financial statements and the total assets, revenues, operating income, net income (loss) and cash flows of GXS, Inc. are expected to continue to constitute substantially all of the corresponding amounts for GXS Worldwide, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Words such as “may”, “assume”, “forecast”, “position”, “predict”, “strategy”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe”, “project”, “budget”, “potential”, or “continue”, and similar expressions are used to identify forward-looking statements.  They can be affected by assumptions used or by known or unknown risks or uncertainties.  Consequently, no forward-looking statements can be guaranteed.  Actual results may vary materially.  You are cautioned not to place undue reliance on any forward-looking statements.  You should also understand that it is not possible to predict or identify all such risk factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties.  Risk factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to maintain our prices at an acceptable level;

•	increasing price and product and services competition by United States (“U.S.”) and foreign competitors, including new entrants and in-house information technology departments;

•	rapid technological developments and changes and our ability to introduce competitive new products and services on a timely, cost effective basis;

•	our mix of products and services;

•	customer demand for our products and services;

•	general domestic and international economic conditions and growth rates, including sluggish and recessionary economic conditions and exposure to customers in high economic risk sectors;

•	declines in the creditworthiness of our customers or their ability to pay us on a timely basis;

•	currency exchange rate fluctuations;

•	our ability to market our products and services effectively;

•	the length of life cycles for the products and services we offer;

•	our ability to protect our intellectual property rights;

•	our ability to protect against data security breaches and to protect our data centers from damage;

•	technical or other problems that adversely impact the availability and quality of our products and services or otherwise adversely affect the customer experience;

•	our ability to attract and retain talent in key technological areas;

•	changes in U.S. and foreign governmental laws and regulations;

•	the continued availability of financing in the amounts, at the times and on the terms required to support our future operations and our levels of indebtedness;

•	our ability to comply with existing and future loan agreements;

•	our ability to effectively implement our growth strategy;

•	the outcome of existing or future litigation;

•	our ability to negotiate acquisitions, dispositions, and other transactions and to integrate assets and/or acquired companies and realize synergies successfully; and

•	higher than expected costs or expenses arising from our acquisitions.

This list of risk factors is not exhaustive, and new risk factors may emerge or changes to these risk factors may occur that would impact our business.  Additional information regarding these and other risk factors may be contained in our filings with the SEC, especially on Forms 10-K, 10-Q and 8-K.  All such risk factors are difficult to predict, and are subject to material uncertainties that may affect actual results and may be beyond our control.  The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

ITEM 1.	Business

Our Company

We are a leading global provider of business-to-business (“B2B”) cloud integration services that simplify and enhance business process integration, data quality and compliance, and collaboration amongst businesses.  Our services and solutions enable our customers to manage and improve mission critical supply chain functions, securely process financial transactions related to the exchange of goods and services, and automate and control other critical cross-enterprise business processes.  By utilizing these services, our customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security.  Our approximately 40,000 customers and their approximately 360,000 trading partners – a combined trading community of over 400,000 businesses - conduct business together via GXS Trading Grid®, our integration cloud that includes specialized capabilities for automating, assembling, monitoring, and improving multi-enterprise business processes.

Our services and solutions help our customers manage information flow throughout their supply chain with their customers and business partners.  We manage a wide variety of information flows including sales activity and inventory, purchase orders and invoicing, global shipping, service automation and electronic payment instructions.  The globalization of supply and localization of demand has increased the challenges businesses face managing and complying with a growing diversity of communication protocols, industry and regional standards, regulatory and customer requirements, and technical capabilities, especially with small-and-medium trading partners.  GXS Trading Grid® shields our customers from the complexities of these challenges and reduces the associated implementation and ongoing maintenance costs inherent in operating and managing global supply chains that serve customers around the world.

We market our services broadly across two primary service lines, each leveraging the GXS Trading Grid®.  “Messaging Services” represents our largest service offering and provides for the automated and reliable exchange of business documents such as purchase orders, invoices, shipment notice images and other files, amongst businesses worldwide.  “Managed Services” represents our fastest growing business and combines many value-added integration services within GXS Trading Grid® designed to optimize and improve multi-enterprise business processes including data transformation, data quality management, multi-lingual web-based enablement, real-time dashboards and reporting, and end-to-end monitoring and message track-and-trace.  For customers of both our Messaging and Managed Services offerings, GXS Trading Grid® also offers Software-as-a-Service (“SaaS”) applications which enhance visibility and control for B2B operators and business users.  These services are branded “ActiveSM Applications” and are built on our cloud integration platform, GXS Trading Grid®.  In 2011, our Managed Services business achieved $150.4 million in total revenue, achieving a compound annual growth rate (“CAGR”) of 28.7% in the last 5 years through 2011.  We offer B2B Software and Service solutions for customers seeking to deploy private integration clouds on their premises.  We also offer Data Synchronization services which enable B2B participants, particularly in the retail and consumer products supply chain, to synchronize and manage vast quantities of product and pricing data both internally within their planning, distribution and sales organizations, as well as externally amongst their global trading partners and industry standards bodies.  Finally, we offer Custom B2B Outsourcing solutions for a small set of large enterprise customers requiring a dedicated hosted solution.

The majority of our revenue is generated through transaction processing and subscription service fees for access and use of GXS Trading Grid®, our cloud integration platform.  In 2011, we managed approximately twelve billion electronic transactions across an estimated six million integration pairs, or trading partner relationships, creating a combined trading community of over 400,000 businesses.  We have substantial vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive and high technology.  Today, our platform links businesses across 50 countries which we support in 15 different languages.  We believe customers view our services and solutions as essential to their day-to-day supply chain operations and they typically enter into long-term contracts with us.  Our recurring revenues, which are primarily attributable to transaction processing and software maintenance fees, represent approximately 87.1% of our total revenue for the year ended December 31, 2011.  Additionally, 96.0% of our top 50 customers, based on annual revenue in fiscal 2011, have been our customers for five or more years.

Our Industry

The multi-enterprise B2B integration industry is defined by the increasingly global and complex nature of supply chains in today’s business environment.  As companies have continued to push their supply chains and trading partner relationships across borders, as well as exploit trends in off-shoring, outsourcing and contract manufacturing, the need for trusted intermediaries that can help companies improve their ability to source, build, sell, and distribute their goods and services globally continues to accelerate.

Multi-enterprise B2B integration involves the electronic exchange of and collaboration around supply chain data between organizations.  There are a variety of global, industry-specific and regionally defined standards which govern the ability to deliver this information electronically.  The most popular are Extensible Markup Language (“XML”)-based and local Electronic Data Interchange (“EDI”) standards (such as ANSI X12, EDIFACT) which are defined and structured around a process or industry.  However, as additional processes between businesses are increasingly digitized, an increasing percentage of data processed is unstructured and unique to large businesses and their supply chain or business partner relationships.  By enabling the efficient flow of information, structured or unstructured, between businesses, our industry can help address data integration and business process inefficiencies and improve business agility, such as new market expansion, new product introduction, and enhance business results, such as time-to-revenue or customer satisfaction.

Industry analyst firm Gartner, Inc. (“Gartner”) defines multi-enterprise infrastructure (also referred to as B2B infrastructure) as an information technology (“IT”) project that is composed of some combination of B2B software and B2B services that companies use to perform multi-enterprise integration with external business partners.  Gartner estimates the multi-enterprise/B2B infrastructure market to be $2.9 billion, or 17.0%, of the Application Infrastructure and Middleware (“AIM”) Software and Outsourcing Market.  Between 2010 and 2015, Gartner expects Global 2000 companies to at least double their multi-enterprise traffic (i.e., transactions, documents and process execution events), and this will have a significant impact on the amount of spending that goes toward multi-enterprise/B2B infrastructures.  Additionally, Gartner expects the embedded multi-enterprise/B2B infrastructure market will grow at a 9.0% CAGR, which is about 2 percentage points higher than the growth expected for the overall AIM market (Gartner “Market Trends: Multi-enterprise/B2B Infrastructure Market, Worldwide, 2010-2015” by Fabrizio Biscotti, Paolo Malinverno, Benoit J. Lheureux, Thomas Skybakmoen, February 10, 2011).

The process of integrating information between businesses is central to a company’s ability to build and manufacture products with speed and quality, coordinate timely logistics and shipping activity, and better serve customers.  With the advent of Internet-based communications, the increasing number of communication protocols and global XML or EDI-based standards, and the challenges working with businesses in remote regions of the world, multi-enterprise integration is increasingly complex and costly.  However, the benefits from integration are substantial, including gaining end-to-end supply chain visibility, eliminating excess inventory, tracking global shipments, optimizing the launch of a new product,  understanding customer purchasing trends and managing payments and cash flow.  For example, in 2007, Stanford University’s Global Supply Chain Management Forum determined that our Managed Services customers improve customer satisfaction by 62.0%, improve technical capabilities to serve partners by 75.0%, and achieve a 63.0% reduction in redundant internal B2B platforms.

Examples of multi-enterprise business processes include collaborative demand planning, procure-to-pay, electronic invoicing, global shipping, trouble ticket management, and global payments, among others.  A simplified example includes the traditional procure-to-pay process whereby one business places an order to one or more other businesses.  In response, the partner business acknowledges the order, provides shipment details, invoices the customer, and ultimately receives payment.  Businesses gain speed advantages and reduce costs when up-to-date, accurate information is exchanged electronically versus delivered via facsimile or by post.  Businesses gain additional advantages when they utilize our ActiveSM Applications.  ActiveSM Applications provide a higher level of visibility and control around global transaction flows or multi-enterprise business processes, identifying exceptions and errors, uncovering inefficiencies, and highlighting opportunities for performance improvement.  To deliver these benefits, the four primary segments we participate in are:  global messaging services, B2B managed services, B2B gateway software, and data synchronization.

Global Messaging Services.  Global messaging includes the secure, reliable exchange of structured business documents, such as purchase orders, invoices and shipment notices, from one business to another, primarily over the Internet.  Businesses are provided one or more unique addresses to send and retrieve documents and files.  A database is maintained that stores relationships between businesses, referred to as integration pairs or trading partner relationships.

These relationships enable messages to flow securely between businesses.  Gartner refers to the global messaging segment as integration-platform-as-a-service (“iPaaS”), and estimates that segment was approximately $862.1 million in 2011 (Gartner “Market Trends: Multi-enterprise/B2B Infrastructure Market, Worldwide, 2010-2015” by Fabrizio Biscotti, Paolo Malinverno, Benoit J. Lheureux and Thomas Skybakmoen, February 10, 2011).

B2B Managed Services.  Within the multi-enterprise integration market, the fastest growing segment is B2B managed services, also known as B2B Integration Outsourcing or Integration Brokerage.  Businesses use B2B managed services to extend or enhance a multi-enterprise business process or to outsource the management of an entire B2B program.  A B2B program includes all of the hardware, software and staff required to support a company’s business partners electronically, including customers, suppliers, shipment carriers and banks.  Managed services offer an alternative delivery model designed for companies either struggling to achieve returns from B2B integration software investments or unable to handle the considerable tasks associated with worldwide B2B programs.  In the managed services model, there is no B2B integration or translation software to purchase or manage.  Instead, corporations leverage an on-demand B2B integration platform by outsourcing the management of the underlying server hardware, storage platforms and B2B translation technology.  Through this model, companies are able to achieve their B2B integration goals faster and at a lower cost than through in-house and software-based approaches.  Gartner estimates that companies spent more than $1.3 billion on B2B Integration Outsourcing or Integration Brokerage in 2011, and that this segment will register a CAGR of 17.0% through 2015—reaching over $2.3 billion in annual spend.  If measured on its own, Integration Brokerage would be one of the largest and fastest growing segments within the AIM market (Gartner “Market Trends: Multi-enterprise/B2B Infrastructure Market, Worldwide, 2010-2015” by Fabrizio Biscotti, Paolo Malinverno, Benoit J. Lheureux and Thomas Skybakmoen, February 10, 2011).

B2B Gateway Software.  B2B gateway software is deployed within a business and can be used to complement global messaging services or as a stand-alone messaging platform to connect directly to business partners.  B2B gateway software provides communication and integration technology to enable a business to connect its internal systems and processes with its partners.  B2B gateway software is typically sophisticated software, including data translation, visibility and monitoring, communication and community management components, which often require significant trained resources to implement and maintain.  A company must keep current every integration point both within and outside its enterprise, creating significant ongoing staffing and resource requirements.  Files that are very large in size, such as three-dimensional computer-aided design files or check images, are often exchanged through unique addresses with specially-designed efficient infrastructure.  The management of large and bulk file exchange is often referred to as Managed File Transfer (“MFT”).   Gartner estimates that companies spent $748.1 million on B2B gateway software in 2011 and these expenditures are projected to reach in excess of $997.0 million in 2015, representing a CAGR of over 6.0% (Gartner “Market Trends: Multi-enterprise/B2B Infrastructure Market, Worldwide, 2010-2015” by Fabrizio Biscotti, Paolo Malinverno, Benoit J. Lheureux and Thomas Skybakmoen, February 10, 2011).

Data Synchronization.  Data synchronization technologies are used to exchange product and price information between the suppliers of consumer products and the retailers that sell them.  Product information typically consists of brand, description, price, promotion, packaging, weight, tax and regulatory data for each stock keeping unit (“SKU”).   Historically, there has been a great deal of inaccuracy for product data in the supply chain which results in delays to new product introductions and high volumes of invoice discrepancies.  Software applications such as Product Information Management (“PIM”) are used by retailers and suppliers of consumer products to house the information about each SKU being sold.  Data pools and electronic catalogue services provide a network to exchange information between the retailer and supplier using a “publish and subscribe” model.  These data synchronization technologies have witnessed the greatest adoption within the U.S. apparel and general merchandise segment.  High levels of adoption have also been attained in the consumer packaged goods, food and beverage segments in Canada, Mexico, Australia and the U.S.

Our Business Model

We employ a subscription-based cloud services model for the vast majority of our services.  This model entails offering B2B cloud integration services and solutions to large, industry-leading companies and their community of business partners or trading partners, including customers, suppliers, government entities, logistics providers, and banks.  These customers process high volumes of transactions with their trading partners and, over time, these customers will typically add additional business partners or automate additional processes, resulting in additional revenue opportunities for us.  We deliver integration services through GXS Trading Grid®, our integration cloud platform, as illustrated below:

GXS Trading Grid®

Although our cloud-based services appeal to companies in a wide variety of industries, our typical customer is a retailer or manufacturer of goods such as automobiles, industrial parts, consumer packaged goods, apparel and footwear, and computer or telecommunications equipment.  Other major customer segments include logistics providers responsible for the warehousing, transportation, exporting or importing of goods and financial institutions responsible for payment, financing or risk mitigation of the supply chain transactions.  We enable these constituents to digitize their business information and process business transactions relating to their integrated supply chain activities.  An example of business transactions related to a retail supply chain follows:

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

•	The supplier acknowledges receipt of the electronic order.

•	As the buyer’s forecast changes, it may issue one or many changes to the purchase order, which would in turn be acknowledged by the supplier.

•
Upon fulfillment and shipment of the order, the supplier sends an electronic advance shipment notice, which informs the buyer of the products shipped, quantities, transportation carriers and expected arrival dates and locations.

•	For long distance international supply chains, air, ocean, and ground freight carriers may issue multiple status messages to update both buyer and supplier on the location of the shipments.

•	Upon receipt of the packages by the buyer, the logistics provider will send an electronic proof of delivery to the supplier.

•	The supplier will send an invoice to the buyer requesting payment to be issued consistent with terms of the purchase agreement.

•	Once the invoice has been approved, the buying organization will send instructions to its bank to send payment via an automated clearinghouse (“ACH”) or wire transfer to the supplier.

•	Additionally, the buyer will send a detailed remittance advice to the supplier providing the accounting details necessary to post the receivable to its general ledger.

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

•
“drop ship” scenarios in which the supplier forwards an order fulfillment request on to one of its suppliers for shipment directly to the customer, thereby avoiding unnecessary logistics and inventory expenses.

We believe that our ability to automate the exchange of essential business information between trading partners with dissimilar processes and applications adds value at each step of the supply chain.  In a typical GXS Trading Grid® implementation, a customer hires us to:

•	conduct the necessary processes to connect the company to our infrastructure;

•
roll out our B2B cloud integration services and solutions to the customer and its trading partners (as required) and connect those trading partners to our infrastructure either directly or via an interconnect through a competing provider; and

•	act as a trusted intermediary, providing services such as security, authentication, translation and audit tracking, among others, to the customer and its trading community.

Furthermore, through our Managed Services offering , our comprehensive B2B outsourcing service, we offer a suite of services around GXS Trading Grid® which perform all day-to-day management of our customer’s technical infrastructures, including systems health monitoring, data backup, network management, systems administration, database management, and application support.  In a typical Managed Services implementation, we identify, on-board, and test our customer’s trading partner networks, as well as manage all data mapping and translation tasks, perform change management and issue resolution with any trading community, and proactively troubleshoot and reprocess documents, if necessary, through GXS Trading Grid®.  Additionally, our Managed Services customers often elect to utilize one of our ActiveSM Applications which layer additional value-added services onto their supply chain activities, such as data compliance, process control and document visibility.

As illustrated below, our Managed Services solution provides the expertise, infrastructure, and experience necessary to deliver a comprehensive outsourced B2B program, including a world-class global B2B infrastructure, program implementation, operational management, and customer support.  This all occurs through a cloud-based delivery model, which precludes the need for our customers having to install on-premise (behind-the-firewall) software.

GXS Managed Services Solution

Our Competitive Strengths

A Leader in the Industry.  We are a leading global provider of B2B cloud integration services and solutions.  In business for more than 40 years, we have extensive industry experience, comprehensive solutions, a secure and reliable global network, and a large, global customer base.  Since 2004, we have made significant investments in GXS Trading Grid®, our integration cloud platform, resulting in an estimated six million integration pairs, or trading partner relationships, that manages approximately twelve billion transactions annually, creating a combined trading community of over 400,000 businesses.  Since we were divested from the General Electric Company (“GE”) in 2002, we believe we have consistently led innovation in the industry by introducing and delivering innovative capabilities, such as Intelligent Web Forms, Trading Grid® for Excel, ActiveSM Invoice with Compliance, SWIFT Service Bureau, and GXS RollStreamTM, that enable our customers to automate many of their mission-critical supply chain processes, driving higher business responsiveness, lowering operating costs and broadening the reach of supply chain networks and business partner relationships.  Industry analyst firms began identifying our industry shortly after the launch of GXS Trading Grid® in 2004.  Since then, we have regularly been positioned as a leader in industry-wide research studies.

Robust Technology Platform.  In 2004, we developed a vision for the next generation B2B cloud integration platform, which became known as GXS Trading Grid®.  Since 2004, we have made significant investments in building an integration cloud platform, including a multi-tenant, service oriented architecture which supports our ability to quickly build and maintain products that can be shared with multiple customers and a suite of lightweight SaaS applications for supply chain professionals and business users.  We believe customers benefit from our integration cloud platform through reduced hardware and software costs, but also benefit from reduced costs to operate, maintain, and improve multi-enterprise process performance.  In addition, GXS Trading Grid® has a broad set of automation capabilities that we believe can address the diverse requirements of businesses, small or large, around-the-world, resulting in improved flexibility and return-on-investment.

Scalable Global Business Infrastructure.  Businesses are continuously seeking cost advantages through the globalization of their supply chains while, at the same time, entering new markets and attracting new customers.  We have a leading capability to directly serve every industrialized country and most emerging markets.  Our expertise in various communication protocols, domain expertise in B2B business standards, and localized country-insight into best practices, culture and language enable us to provide a leading global solution for our B2B customers.  We have a direct presence in 20 countries located on five continents, with 24x7 operations support and local language support in 15 languages.  Through our network of partners and distributors, we provide sales and/or technical support to customers in 30 additional countries and we have active customers in 61 countries around the world.

Diversified Business Mix.  Our business and revenues are highly diversified, ensuring that we are not reliant on any individual customer, industry or geography.  No single customer exceeded 4.0% of our revenues during the year ended December 31, 2011.  We have extensive industry leadership, particularly in retail, consumer products, financial services, automotive and high technology.  However, we believe that no single vertical accounted for more than 20.0% of our total revenues during the year ended December 31, 2011.  In addition, we believe we have an unmatched international presence in our industry.  We generated approximately 41.5% of our revenues for the year ended December 31, 2011, from customers outside the U.S.  We have a combined trading community of over 400,000 businesses, including over 72.0% of the companies in the Fortune 500 and over 46.0% of the companies in the Global 2000.

Substantial Recurring Revenue Base and Significant Free Cash Flow Generation.  Our revenue has a high degree of visibility and stability due to the recurring nature of transaction processing and software maintenance.  In addition, we typically enter into multi-year contracts with our customers.  As a result of our contract-based revenue and high renewal rates, we have a predictable business model.  Revenue attributable to transaction processing and software maintenance fees, which tend to be recurring in nature, represented approximately 87.1% of our total revenue for the year ended December 31, 2011.  The combination of our recurring revenue base, along with our scale, technology, minimal working capital needs and moderate capital expenditures, has allowed us to generate significant free cash flow.

Highly Experienced Management Team.  We have an experienced and proven executive management team.  On average, the members of our senior management team each have more than twenty years of experience in the software and/or service industries.  Our executive management team has led various businesses through periods of rapid growth, organizational restructuring and strategic change, and has a proven record of increasing productivity and reducing costs, making strategic acquisitions and developing and maintaining strong customer relationships.

Our Growth Strategy

Our mission is to extend our segment-leading position by providing innovative, industry-focused B2B cloud integration services and solutions that enable our customers to achieve their business priorities and goals.  Our customers trust us with their mission-critical supply chain and multi-enterprise business processes and hence we must operate a service that is highly reliable, scalable, and flexible.  Specifically, our growth strategy focuses on four main themes:

Expand the GXS Trading Grid®.  The economics of our multi-tenant, elastic technology model enable us to scale incremental volumes and customers at low marginal costs.  In addition, we believe the value that we deliver to customers is enhanced as the number of business partners, supported standards, and communications protocols are increased.  Our strategy is to rapidly increase the number of endpoints (such as trading partners) that connect to GXS Trading Grid® while simultaneously increasing our ability to assemble, maintain, and optimize the information flowing through GXS Trading Grid®.  We intend to continue to introduce new services within GXS Trading Grid® that expand our ability to serve existing customers and improve their business performance.  We will go to market primarily through our direct sales force, supplemented by strategic channel partners around the world.

•
On average, we believe our customers still have automated less than 50% of their trading partner relationships.  We believe there is a significant opportunity to expand by connecting to partners not presently on our network.

•
We believe that there remains a significant opportunity to expand our business in the U.S., which we believe represents almost 60.0% of global B2B spend.  We also believe we have underserved opportunities in Europe, Asia and Brazil as demand for B2B integration services and solutions continues to increase.  We also believe our direct sales force across these underserved regions has a significant opportunity to distribute software and service products.

•
We believe our services and solutions portfolio can be broadened to enhance the value that we provide to our customers.  For example, we have access to a large repository of data related to business transactions and process flows that we believe can be leveraged to provide business analytics tools and dashboards for our customers.

Capitalize on Growth in Demand for Managed Services.  We believe the opportunity to extend an existing B2B process or to outsource an entire B2B program is the fastest growing opportunity in our industry, driven in large part by the need for customers to effectively manage the increasing complexity and cost of their global supply chains or improve their ability to serve customers.  Our Managed Services solution enables customers to effectively extend or off-load the management of their B2B operations, allowing them to focus on their core business.  Our strategy leverages our leading global footprint and process domain knowledge to provide an integrated, outsourced solution at lower cost, with high quality and increased scalability.  We believe this value proposition is most attractive to large or multi-national enterprises and fast-growing regional players with extensive or growing trading partner and customer communities.

We intend to further enhance our Managed Services offering by adding specialized industry applications to GXS Trading Grid® which provide enhanced visibility and control of a multi-enterprise process.  However, it is not our intention to replace customer internal systems, such as Enterprise Resource Planning (“ERP”) or Customer Relationship Management (“CRM”) systems, but to complement and improve their performance.  These services are designed to further integrate our solutions into the core business processes of our customers, enhancing the value of our offerings and our ability to lock-in longer term contracts with improved margins.

Specific examples of these types of enhancements to GXS Trading Grid® include:

•
GXS RollStreamTM – GXS RollStreamTM, our enterprise community management application, brings the human network to B2B by enabling self-registration and self-maintenance of any trading community’s participants’ information on GXS Trading Grid®, as well as enabling community and private individual collaboration within our customer’s trading community.  The GXS RollStreamTM SaaS application provides our customers with more efficient enablement experience and faster issue resolution tools, enhancing our customer’s supply chain performance and visibility; and

•
ActiveSM Invoice with Compliance (“AIC”) – Through our AIC service we have extended our large scale electronic invoice messaging service to include compliance with individual country taxation laws.  This SaaS-based service assures our customers compliance with up to 39 different country’s electronic invoicing requirements around the globe, and offers a suite of services around the invoice document, such as content validation and enrichment, digital signature, e‐archive, and reporting.

 Enhance our Global Operating Infrastructure and Platform Capabilities.  Since we first launched GXS Trading Grid® in 2004, we have made significant investments in our commercial infrastructure and capabilities.  Our platform today is a leading cloud computing infrastructure that supports continuous real-time information flows, while delivering lower unit costs, enhanced scalability and high platform availability.  In order to support our growth aspirations for GXS Trading Grid® and ensure we can meet the strong demand in Managed Services in the future, we are continuing to make investments in our operations environments and core platform capabilities.  Key investments in these areas, which will improve our service reliability and quality, enhance the value we are able to offer our customers, and lower our operating costs through the elimination of complexity, include:

•
Data Center and Technology Upgrades – While historically we have run our own physical data centers, we have made a strategic decision to migrate GXS Trading Grid® technical infrastructure to two state-of-the-art AT&T Internet Data Centers which will allow us to leverage the scale investments of a leading data center operations provider.  These Tier-4 data centers in Allen, Texas and Lithia Springs, Georgia provide fault tolerance levels most appropriate for 24x7 mission critical business applications, such as the ones we operate, and provide disaster recovery sites for one another.  Concurrently, we are investing in technology standardization across our data center operations to better achieve consistent, scalable performance and service availability.  Examples of our technology investments include:  fully virtualized processing clusters, high-performance operating systems, state-of-the-art data storage systems, redundant global infrastructure, and clustered database systems.

These data center and technology investments will allow our customers to benefit from higher service availability, in-region geographic diversity, inherent disaster recovery, and the elimination of maintenance downtime.

•
GXS Trading Grid® Architectural Platform Enhancements – Traditionally, when GXS Trading Grid® customers have elected to take advantage of the enhanced suite of value-added services we offer through Managed Services, we deployed these customers on separate platforms within our data centers.  These separate platforms were connected to, but were not fully integrated with, GXS Trading Grid®.  As Managed Services adoption has grown and the number of these separate Managed Services platforms has grown, we have had to invest significantly more time and effort in routine maintenance associated with these discrete platforms.  Additionally, the lack of full integration between GXS Trading Grid® and the Managed Services platforms has made it more challenging for customers to enjoy access to the different suites of services that operate on the different platforms.

To address this challenge, we are investing in architectural platform enhancements that will combine separate infrastructures into a single, seamlessly integrated platform.  These investments will cover a wide variety of activities, principally from product design and engineering, but also will impact our professional and operational service delivery quality, our customer billing services and global support capabilities.  The outcome will be lower operating costs and an ability to allow our customers to mix and match sets of services that are not easily combinable today.  The enhanced architecture will also enable us to effectively monitor, analyze and report on the massive number of transactions passing through GXS Trading Grid® each day.

These architectural platform investments will deliver key benefits to our customers, including improved service reliability and quality, faster implementations and time-to-value, reduced cost, and improved global business process execution.

Selectively Pursue Strategic Acquisitions.  We intend to grow the scope and scale of our business by selectively pursuing acquisitions of companies with complementary products and technologies.  Our strategy focuses on acquiring businesses that will extend the number of integrated customers in new geographic or industry segments or which will improve our ability to service the information that is flowing through GXS Trading Grid®.  We believe we have developed an internal competency regarding post-acquisition integration that allows us to achieve significant operating leverage when combining with the businesses that we acquire.  As such, we will continue to look to acquire businesses that will increase our operational scale in existing markets as well as extend our core Managed Services offering capabilities, such as the acquisitions of Inovis and RollStream.

Our Customers

We provide our products and services to a large customer base across a number of different industries.  We serve a combined trading community of over 400,000 businesses, including over 72.0% of the Fortune 500 companies and over 46.0% of the Global 2000 companies, in a broad range of industries including consumer products, financial services, manufacturing, retail, automotive, and technology.  Our customers range in size from small businesses to multinational corporations.  Our largest customer represented only 4.0% of our revenues in 2011, with the top 10 and top 50 customers accounting for 14.3% and 28.5% of total revenues, respectively.  The customer base is also well diversified across geographies with approximately 58.5% of our revenues generated in the U.S.; approximately 21.3% in the Europe, Middle East and Africa (“EMEA”) region; approximately 10.1% in the Asia Pacific region; and approximately 10.1% in the rest of the world for the year ended December 31, 2011.

Our Competition

We compete with numerous companies both nationally and internationally.  Our competitors generally include:

•
Internal Information Technology Departments – we believe our most significant competitor is in-house IT departments within our larger customers that attempt to “build it themselves” rather than engage with a 3rd party provider.  We  believe that the depth and breadth of our experience in B2B integration allow us to offer a faster, more attractive alternative to internally developed solutions which delivers higher quality at a lower cost to our customers;

•
Large Software Vendors or ERP Providers – companies such as IBM, Oracle, SAP and Tibco offer B2B functionality and/or ERP extensions that provide features similar to our products, but with less functionality.  We believe our solutions complement and improve the performance of on-premise software solutions, and our customers often find our cloud-based alternatives more attractive than behind-the-firewall software which involves significant internal resources and lengthy implementation cycles;

•
Large Systems Integrators – companies like Accenture, HP/EDS, CSC and Hitachi offer end-to-end IT project outsourcing and development which occasionally involves B2B or supply chain functionality.  Given our singular focus and expertise on B2B integration, we believe we are an attractive, ready-to-serve alternative to systems integrators attempting to build a custom solution from the ground up that may provide limited B2B functionality.  In fact, we are often engaged on a sub-contracted basis by large systems integrators to provide our standard suite of B2B services to meet an end-customers’ B2B integration needs; and

•
Multi-enterprise B2B Providers – companies like Sterling Commerce (IBM), Liaison Technologies, E2open and SPS Commerce provide solutions in the B2B integration space.  Given our scale and segment leadership position, we believe these integration providers lack the supply chain reach and business process expertise that we are able to provide through GXS Trading Grid®.

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

Sales and Marketing

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

Our marketing activities are designed to build market awareness and create demand for our services and solutions through tradeshows, public relations, social media and other web-based marketing initiatives.  Our product management teams manage each of our product lines and, together with our marketing communications group, focus on increasing awareness of specific services and solutions that we offer.

Our Data Infrastructure

We currently operate numerous data centers around the world through which we have developed capacity planning, engineering, implementation and disaster recovery policies.  These data centers service customers on a regional and global basis and house our data processing infrastructure.  We believe our data processing infrastructure is sufficient to effectively meet demand for the foreseeable future and to increase capacity as needed, and we are making significant investments in upgrading our data center locations and technology footprint, such as our planned migration of GXS Trading Grid® infrastructure to two AT&T Tier-4 data centers.

Our data infrastructure is supported by well-trained operations professionals and strict procedures and guidelines for running mission-critical applications.  This includes: 1) a 24x7 global operations center to monitor operations, predict changes, and adjust configurations as required; 2) a 24x7 global customer support organization to provide communication and problem resolution; and 3) our certified operating environments and security policies, (e.g., Statement on Standards for Attestation Engagements (“SSAE”) No. 16 certification).

Our telecommunications infrastructure is a high-speed digital network that connects us to our customers and facilitates the transport of multiple protocols via private lines and the Internet.  In 2006, we entered into a network managed services agreement with Verizon Business Services, pursuant to which we outsourced our telecommunications network infrastructure.  We have amended this agreement, as well as agreements with other telecommunications services providers, at various times and most recently in 2011, in response to changing business needs and to lower our telecommunications and network infrastructure costs.

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

In the U.S., we own 14 issued patents, one pending patent application, 13 registered trademarks and approximately 100 registered copyrights.  We also own a number of registered foreign trademarks and service marks.

While we do not believe that any one single patent, trademark, copyright or license is material to the success of our business as a whole, in the aggregate, these patents, trademarks, copyrights and licenses are material to our business.

Our Employees

As of December 31, 2011, we had 2,424 full-time employees.  These employees consisted of:

•	1,934 technical personnel engaged in maintaining or developing our services and solutions or performing related services;

•	197 administrative, finance and management personnel; and

•	293 marketing, sales and sales support personnel.

As of December 31, 2011, 1,056 of these employees were located in the U.S., and the remaining 1,368 of our employees were in various other locations around the world, including: 609 employees in the Philippines; 201 employees in India; 170 employees in the United Kingdom (“U.K.”); and 167 employees in Brazil.  We also had 329 full-time contractors, mostly in technical roles.  None of our U.S. employees are represented by a labor union.  We have not experienced any work stoppages and consider our employee relations to be good.

Our Facilities

We currently lease approximately 83,737 square feet of office space for our corporate headquarters, which is located in Gaithersburg, Maryland.  The lease on our corporate headquarters office space expires in 2021.  We have subleased our former headquarters consisting of approximately 342,000 square feet of office space, also located in Gaithersburg, Maryland (the “Former Headquarters”).  The subtenant also has the option to purchase the Former Headquarters any time prior to April 1, 2014, which, if exercised, would terminate both the sublease and the primary lease of the Former Headquarters.

Our main data center is a 104,000 square foot facility located in Brook Park, Ohio, which we own.  We also lease a 54,000 square foot data center in Amstelveen, Netherlands, which expires in 2013 subject to certain renewal options, and portions of data center facilities located in Lithia Springs, Georgia and Allen, Texas, both of which expire in 2014 and are also subject to certain renewal options.

While our corporate headquarters are located in Gaithersburg, Maryland, we lease more than a dozen offices located throughout the U.S. and 28 offices within 19 foreign countries.  Many of our offices serve multiple functions including sales, service implementation, customer service, and administrative support.  We maintain a customer service center at our corporate headquarters to support primarily our North American customers.  We also provide customer support from other U.S. office locations and customer service centers and/or customer service representatives in various locations in Europe, Asia and Brazil to support customers on a regional basis and in Manila, the Philippines, providing global first tier support.

The location, relative size and year the current lease expires for our larger U.S. office facilities as of December 31, 2011, along with summarized information for the smaller U.S. offices (defined as less than 10,000 square feet), is provided below:

U.S. Office Facilities
City	State	Size in Square Feet	Year the Lease Expires
Gaithersburg	Maryland	83,737	2021
Alpharetta	Georgia	53,501	2022
Emeryville	California	17,392	2014
Tampa	Florida	16,511	2013
Raleigh	North Carolina	12,132	2014
Concord	California	11,708	2017
Dallas	Texas	10,924	2012
Seven additional offices in six states, each under 10,000 square feet		Approx. 38,000	2012 - 2016

The location, relative size and year the current lease expires for our larger international office facilities as of December 31, 2011, along with summarized information for the smaller international offices (defined as less than 10,000 square feet), is provided below:

International Office Facilities
City	Country	Size in Square Feet	Year the Lease Expires
Manila	Philippines	59,489	2015
Bangalore	India	29,850	2016
Sunbury	United Kingdom	19,605	2014
Sao Paulo	Brazil	16,146	2016
Sunbury	United Kingdom	14,937	2012
Cologne	Germany	11,836	2012
Twenty additional offices in fifteen countries, each under 10,000 square feet		Approx. 53,000	2012 - 2016

Our Corporate Structure

Our corporate structure can be summarized as follows:

_____________________
1.
Direct foreign subsidiaries of GXS, Inc. include foreign entities that were subsidiaries of Inovis International, Inc. prior to the Merger, which became wholly owned subsidiaries of GXS, Inc. following the Merger.  GXS, Inc. is a 100% shareholder of the majority of its direct and indirect foreign subsidiaries with the primary exceptions of GXS, Inc. (Korea) (85.0%) and EC1 Pte Ltd. (Singapore) (81.0%).

Percentages are based on outstanding common stock as of December 31, 2011.  Francisco Partners and its co-investors indirectly own approximately 68.1% of our outstanding common stock and Golden Gate Capital (and its affiliates) and Cerberus Partners (and its affiliates), private equity firms and the principal investors in Inovis prior to the Merger, each indirectly own approximately 11.8% of our outstanding common stock.

One member of our board of directors is appointed by, and is a partner of, Golden Gate Capital and one member is appointed by, and is a partner of, Cerberus Partners.  The remaining seven members are appointed by Francisco Partners, including our current President and Chief Executive Officer.

Corporate Information

The Company, GXS Worldwide, Inc. (formerly GXS Corporation), was incorporated in Delaware on September 9, 2002.  Our principal executive offices are located at 9711 Washingtonian Boulevard, Gaithersburg, Maryland, and our telephone number is (301) 340-4000.  We maintain a website at www.gxs.com.  Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, or any other report filed with the SEC.

ITEM 1A.   Risk Factors

If any of the following risks occur, our business, results of operations or financial condition could be materially adversely affected.  You should read the section captioned “Forward-Looking Statements” for a discussion of what types of statements are forward-looking as well as the significance of such statements in the context of this Annual Report on Form 10-K.  The risks described below are not the only ones we face.  Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business, results of operations or financial condition.

Risk Factors Related to our Business

We have incurred substantial losses since inception and we cannot guarantee that we will become profitable in the future.

We have incurred substantial losses since our acquisition by Francisco Partners and its co-investors in September 2002 primarily as a result of interest expense related to our indebtedness.  As a result, we had a total accumulated deficit of approximately $264.3 million as of December 31, 2011.  We may continue to incur losses and we cannot guarantee that we will report net income in the future.

Companies’ decisions to make significant expenditures on information technology may reduce demand for our products and services and caused our revenue to decline.

There can be no assurance that the level of spending on information technology in general will increase or remain at current levels in future periods.  Lower spending on information technology or companies ceasing to outsource these services could result in reduced sales, reduced overall revenue and diminished margin levels and could impair our operating results in future periods.  Decisions by our customers to defer investments in new technology solutions and software systems may cause a decrease in sales and may result in additional pricing pressure, which could have a material adverse effect on our business, results of operations and financial condition.

The markets in which we compete are highly competitive.

The markets for our products and services are increasingly global and competitive.  As a result, we encounter intense competition in all parts of our business.  We expect competition to increase in the future both from existing competitors and new companies that may enter our markets.  In addition, we experience competition from in-house information technology departments when companies are determining whether to continue to outsource these services or perform them in-house.  To remain competitive, we will need to invest continuously in product development, marketing, customer service and support and our service delivery infrastructure.  However, we cannot be certain that new or established competitors or in-house information technology departments will not offer products and services that are superior to or lower in price than ours.  We may not have sufficient resources to continue to invest in all areas of product development and marketing needed to maintain our competitive position.  Although we have historically had a high customer retention and renewal rate, there can be no guarantee that we will continue to maintain this rate of retention and renewal in the future.  In addition, in order to retain certain customers we have had to make certain pricing concessions and we expect this trend to continue.

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

If our competitors offer deep discounts on certain products or services or develop products and services that the marketplace considers more valuable, we may need to lower prices further or offer other favorable terms in order to compete successfully.  Furthermore, a shift by our customers towards products and services that are less expensive may also adversely affect pricing for our products.  Any such changes could have a material adverse effect on our business, results of operations and financial condition.

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

Risks associated with the Internet, changing standards, alternate technologies, competition, taxation, regulation and associated compliance efforts may adversely impact our business.

The use of the Internet as a vehicle for electronic data interchange, or EDI, and related services currently raises numerous issues, including reliability, data security, data integrity and rapidly evolving standards.  New competitors, which may include media, software vendors and telecommunications companies, offer products and services that utilize the Internet in competition with our products and services and may be less expensive or process transactions and data faster and more efficiently.  Internet-based commerce is subject to increasing regulation by federal, state and foreign governments, including in the areas of data privacy and breaches.  Laws and regulations relating to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for Internet-based solutions and restricting our ability to store, process and share data through the Internet.  Taxation of services provided over the Internet and governmental restrictions on Internet usage may be imposed in jurisdictions where we operate.  Although we believe that the Internet will continue to provide opportunities to expand the use of our products and services, we cannot ensure that our efforts to exploit these opportunities will be successful or that increased usage of the Internet for business integration products and services or increased competition, taxation and regulation will not adversely affect our business, results of operations and financial condition.

A global economic downturn, like the one experienced in 2008, could adversely affect our business, results of operations and financial condition.

A broad sustained deterioration of economic conditions and/or disruptions in the credit, financial and currency markets worldwide will likely have a negative impact on our business, results of operations and financial condition.  In particular, we would be materially adversely affected by any deterioration of economic conditions in the U.S., Europe and Asia because we derive a substantial portion of our revenue in these geographic regions.

Business disruptions could adversely affect our business, results of operations and financial condition.

Unexpected events, including natural disasters and severe weather events, could increase the cost of doing business or otherwise harm our business or our customers’ businesses. It is not possible for us to predict the occurrence or consequence of any such events.  However, such events could reduce demand for our products and services or make it difficult or impossible for us to deliver our products and services to our customers.

We operate internationally, which exposes us to risks that are difficult to quantify.

Sales of our products and services outside the U.S. are significant.  For the year ended December 31, 2011, we derived approximately 41.5% of our total revenues from customers outside of the U.S.  Our ability to operate our business internationally in the future will depend upon, among other things, our ability to attract and retain talented and qualified managerial, technical and sales personnel, our ability to sell to customers outside of the U.S. and our ability to continue to manage our international operations.  International operations are subject to the risks inherent in doing business abroad, including:

•	currency exchange rate fluctuations and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	unexpected changes in laws, regulatory requirements and enforcement, including with respect to data protection and privacy, and the associated costs of compliance;

•	longer payment cycles for collecting accounts receivable;

•	potentially adverse tax consequences from operating in multiple jurisdictions;

•	difficulties in repatriating earnings;

•	political, social and economic instability;

•	global and regional economic slowdowns;

•	power supply stoppages and shutdowns;

•	localization of our products and services, including foreign language translation and support;

•	difficulties in staffing and managing foreign operations and other labor problems;

•	the increased travel, infrastructure and legal compliance costs associated with managing multiple international locations;

•	seasonal reductions in business activity in the summer months in Europe and other regions;

•	the credit risk of local customers and distributors; and

•	potential difficulties in protecting intellectual property rights.

Furthermore, the sale and shipment of products and the sale and provision of services across international borders subject us to extensive U.S. and foreign governmental trade regulations.  Compliance with such regulations is costly and exposes us to penalties for non-compliance.  Other laws and regulations that can significantly impact us include various anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, laws restricting business with suspected terrorists and anti-boycott laws.  Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities.  Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

Because we operate internationally, our results of operations may be affected by currency fluctuations.

Although the U.S. dollar is our reporting currency, a significant portion of our business is conducted in currencies other than the U.S. dollar, including but not limited to the Euro, British pound, Brazilian real, Japanese yen, Australian dollar and Canadian dollar.  Approximately 41.5% of our consolidated revenue in 2011 was attributable to operations in non-U.S. dollar countries and translated into the U.S. dollar for reporting purposes.  As a consequence, period-to-period changes in the average exchange rate in a particular currency versus the U.S. dollar can significantly affect reported revenue and, to a lesser degree, operating results.  In general, appreciation of the U.S. dollar relative to another currency has a negative effect on reported results of operations, while depreciation of the U.S. dollar has a positive effect, although such effects may be short term in nature.  We continually monitor our exposure to currency risk; however we have no foreign currency hedging instruments in place.  See the section captioned “Foreign Currency Risk” within “Item 7A—Quantitative and Qualitative Disclosures about Market Risk”.

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

Software products and application-based services as complex as those we offer may contain undetected errors or failures when first introduced or when new versions are released.  If software errors are discovered after introduction, our software licensees may seek to assert claims of liability.  We also could experience delays or lost revenues during the period required to correct the errors or loss of, or delay in, market acceptance, which could have a material adverse effect on our business, results of operations and financial condition.

We rely on intellectual property and proprietary rights to maintain our competitive position and, therefore, our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business.

We believe that proprietary products, services and technology are essential to establishing and maintaining our leadership position.  We seek to protect our intellectual property through patents, trademarks, service marks, domain names, trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements and other measures, some of which afford only limited protection.  In the U.S., we own 14 issued patents, one pending patent application, 13 registered trademarks and approximately 100 registered copyrights.  We also own a number of registered foreign trademarks and service marks.  Our practice is to apply for patents with respect to our technology and seek trademark registration for our marks from time to time when management determines that it is competitively advantageous and cost effective for us to do so.  In that regard, we have not registered all the marks that we use, and it is possible that a third party may have registered marks that we use.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary through reverse engineering or otherwise.  We cannot provide assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property.  In addition, confidentiality and non-disclosure agreements that we require our employees, consultants, advisors and collaborators to enter into may not provide adequate or meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.  Furthermore, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S.  Our failure to protect adequately our intellectual property and proprietary rights could have a material adverse effect on our business, results of operations and financial condition.

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

Our products and services sometimes utilize and incorporate software that is subject to open source licenses.  Open source software is freely accessible, usable and modifiable.  Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software.  In addition, certain open source software licenses require the user of such software to make any derivative works of the open source-code available to others on unfavorable terms or at no cost.  This can effectively render what was previously proprietary software open source software.

While we monitor the use of all open source software in our products and services and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or service, such use could inadvertently occur.  Additionally, if a third party software provider has incorporated certain types of open source software into software we license from such third party for our products or services, we could, under certain circumstances, be required to disclose the source-code to our products or services.  This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third party components or processes that comprise our existing or new solutions, as well as human error, any of which could adversely affect our business.

There may be defects in the hardware, software, infrastructure, third party components or processes that are part of the services and solutions we provide.  If these defects lead to service failures, we could experience delays or lost revenues during the period required to correct the cause of the defects.  We cannot be certain that defects will not be found in new solutions or upgraded solutions, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

Because customers use our services and solutions for critical business processes, any defect in our solutions, any disruption to our solutions, or any error in execution, as well as human error, could cause recurring revenue customers to cancel their contracts with us, prevent potential customers from joining our network and harm our reputation.  Although most of our contracts with our customers limit our liability to our customers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our customers’ businesses, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages.  We do not currently maintain any warranty reserves.  Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention and could cause our business to suffer.

The insurers under our existing liability insurance policy could deny coverage of a future claim that results from an error or defect in our technology or a resulting disruption in our solutions, or our existing liability insurance might not be adequate to cover all of the damages and other costs of such a claim.  Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all.  The successful assertion against us of one or more large claims that exceeds our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and operating results.  Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

Interruptions or delays from our data centers or from third party data centers that we use could impair the delivery of our services and our business could suffer.

We operate data centers in Brook Park, Ohio and Amstelveen, Netherlands and use two third party data centers, located in Lithia Springs, Georgia and Allen, Texas, to conduct our operations.  All of our solutions reside on hardware that we own or lease and operate in these locations.  Our operations depend on the protection of the equipment and information we store in these GXS and third party centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, denial of service attacks, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control.  A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, and cause us to lose recurring revenue customers or otherwise adversely affect our business.  We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

Our services are accessed by a large number of customers at the same time.  As we continue to expand the number of our customers and solutions available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service.  Customer migrations among our service platforms and data centers may also result in service interruptions or delays.  In addition, the failure of our GXS and third party data centers to meet our capacity requirements could result in interruptions or delays in our solutions or impede our ability to scale our operations.  In the event that our third party data center arrangements are terminated, or there is a lapse of service or damage to such facilities, we could experience interruptions in our solutions as well as delays and additional expense in arranging new facilities and services.

We rely on third parties to provide certain services, and any failure of such third parties could adversely affect our business, results of operations and financial condition.

Failure of our third party providers to provide adequate Internet, telecommunications and power services could result in significant loss of revenue.  Our operations depend upon third parties for Internet access and telecommunications services, as well as for data center co-location services.  Frequent or prolonged interruptions of these services could result in significant loss of revenues.  We have experienced outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our internal activities in the future.  These types of occurrences could also cause users to perceive our services as not functioning properly and therefore cause them to use other methods to deliver and receive information.  We have limited control over these third parties and cannot provide assurance that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms or that the quality of services that they provide will remain at the levels needed to enable us to conduct our business effectively, which could have a material adverse effect on our business, results of operations and financial condition.

Security breaches could harm our business.

A significant component of electronic data interchange is the secure processing and transmission of confidential information over telecommunications networks. In facilitating data exchange between our customers and their trading partners, we rely on encryption and authentication technology licensed from third parties and intrusion detection technologies to protect the confidentiality of our customers’ information.  We cannot assure you that our efforts to protect this information will be successful, due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors.  Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  Our security measures may not prevent security breaches.  Our failure to prevent security breaches could harm our business, damage our reputation and expose us to a risk of loss or litigation, regulatory action and possible liability, each of which could affect our financial condition, results of operations and growth prospects.  We also may need to incur significant additional costs to protect against similar information security breaches in the future.   Furthermore, such security breaches could lead our existing customers and potential customers to have significant concerns about secure transmissions of confidential information which may create a significant obstacle in the general acceptance of our products and services.

Our operations are dependent on our ability to protect our data centers against damage.

Our operations are dependent upon our ability, or the ability of third party providers, to protect our computer equipment and the information stored in our or third party data centers against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, terrorist attacks and other events.  We cannot provide assurance that terrorism, fire or other natural disaster, including national, regional or local telecommunications disruptions, would not result in a prolonged disruption of our network services or permanently impair some of our operations.  A prolonged service disruption or other impairment of operations could:  damage our reputation with customers; expose us to liability; cause us to lose existing customers; or increase the difficulty of attracting new customers.  We may also incur significant costs for using alternative off-site equipment or taking other actions in preparation for, or in reaction to, events that damage our data centers.

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

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel.  Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, technical and sales personnel, or that we can attract, assimilate or retain such personnel in the future.  Our inability to attract and retain such personnel could have a material adverse effect on our business, results of operations and financial condition.

Delays and inaccuracies in our billing and information systems may have an adverse effect on our operations.

Sophisticated information and billing systems are vital to our growth and ability to monitor costs, bill customers, provide services to customers and achieve operating efficiencies.  As we begin to offer new products and services, we intend to install new billing systems or upgrade existing ones.  Delays or inaccuracies in billing, our inability to implement solutions in a timely manner or our failure to implement and maintain sophisticated information and billing systems may have an adverse effect on our business, results of operations and financial condition.

We may experience fluctuations in our quarterly operating results because of various factors, including those over which we have little or no control.

Our future quarterly operating results may vary, and we may experience increased losses in one or more quarters. Fluctuations in our quarterly operating results could be the product of a variety of factors, including:

•	changes in the level of revenues derived from our products and services;

•	the timing of new product and service announcements by us or our competitors;

•	changes in pricing policies by us or our competitors;

•	market acceptance of new and enhanced versions of our products and services or the products and services of our competitors;

•	the size and timing of significant orders;

•	changes in operating expenses;

•	currency exchange rate fluctuations;

•	changes in our strategy;

•	the introduction of alternative technologies;

•	the effect of acquisitions we might make;

•	the timing of the incurrence of restructuring, integration and other charges related to merger and acquisition activity; and

•	industry-specific and general economic factors.

Our expense levels are based, in part, on our expectations as to future revenues.  A large portion of our cost structure, however, is relatively fixed in nature and cannot be adjusted immediately in response to market conditions.  If revenue levels are below expectations, our operating results are likely to be adversely affected, unless we are willing and able to reduce our expenses proportionately.  As a result of the foregoing factors, comparisons of results of operations between particular periods are not necessarily meaningful and historical results of operations are not necessarily indicative of future performance.  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on fluctuations in operating results.

Increased U.S. or foreign government regulation of our industry could restrict our business operations, and compliance with such regulation may be costly.

The U.S. does not generally regulate providers of electronic transaction processing products and services at this time.  However, the governments of some foreign countries do regulate electronic commerce in their countries.  The instability and restructuring of the telecommunications industry and changes in policy or regulatory interpretations in some foreign countries may result in a complicated international regulatory framework that may require additional licensing or action on our part to remain in compliance with local laws and could materially affect our ability to do business in those countries or to do business in new jurisdictions.  Although we are not generally subject to regulations pertaining to the price determinations, geographic distribution, quality control, or service capabilities of our products or services, we are subject to a variety of laws and regulations in the U.S. and other countries that involve matters central to our business, including privacy, data protection, intellectual property and competition.  Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the U.S.  Laws and regulations in the U.S., the European Union and other jurisdictions are constantly evolving and are subject to significant change, and the application, interpretation and enforcement of these laws and regulations are often uncertain and also subject to change.  New or changed laws, regulations or regulatory interpretations could impose significant restrictions on our business operations, and compliance with these laws and regulations may be costly.

Our growth strategy of identifying and consummating acquisitions entails significant business risks.

We have and will continue to expand our operations through future acquisitions of companies with complementary products, services and technologies.  For example: in 2008 we acquired Interchange, a provider of EDI and related services to customers in Brazil; in 2010 we merged with Inovis, a leading provider of fully integrated B2B e-commerce services and solutions; and in 2011 we acquired RollStream, a software-as-a-service (“SaaS”) provider of enterprise community management solutions.  Our ability to consummate and to integrate effectively any acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing on satisfactory terms, if at all.  In addition, acquisitions may expose us to certain risks including:

•	we may pay more than the acquired company is worth;

•	we may be entering markets in which we have little or no direct prior experience; and

•	our ongoing business may be disrupted and resources and management time diverted.

In addition, acquisitions could result in the incurrence of additional debt, costs, contingent liabilities and amortization expenses related to intangible assets, all of which could have a material adverse effect on our business, results of operations and financial condition.  We may also incur costs and divert management attention for acquisitions which are never consummated.  Integration of acquired operations may also take longer, or be more costly or disruptive to our management and business, than originally anticipated.  It is also possible that expected synergies and anticipated benefits from acquisitions may not materialize.  Our ability to implement and realize the benefits of our strategy may also be affected by a number of factors beyond our control, such as operating difficulties, increased operating costs, regulatory developments, general economic conditions, increased competition or the inability to obtain adequate financing for our operations on suitable terms.  Successful integration of Interchange, Inovis and RollStream, elements of which are still ongoing, entails numerous challenges.  Our failure to effectively address any of these issues and challenges could adversely affect our business, results of operations, financial condition and ability to service debt.

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

We may not fully realize the anticipated benefits from the merger with Inovis.

We face certain challenges as we continue to integrate Inovis’s operations into our business.  In particular, the Inovis Merger has significantly expanded the types of business in which we are engaged, the array of commercial offerings, the number of our employees and the number of facilities we operate, thereby presenting us with significant challenges as we continue to work to manage the substantial increases in scale resulting from the Merger.  The Merger is the most complex that the Company has tried to integrate and as a result we must integrate a large number of technological, operational and administrative systems, as well as rationalize our products and services, which could prove to be more difficult than we anticipate.  We can give no assurance that the Merger will perform in accordance with our expectations.  In addition, we can give no assurance that our expectations with respect to integration and synergies of the Merger will materialize.  Events outside of our control, including changes in state and federal regulation and laws as well as economic trends, could adversely affect our ability to realize the anticipated benefits from the Merger.  Delays in the integration of Inovis or any of the items discussed above could have a material adverse effect on our business, results of operations and financial condition.  See also “Risk Factors—Our growth strategy of identifying and consummating acquisitions entails significant business risks” for additional risks associated with acquisitions generally, including the merger with Inovis.

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

As of December 31, 2011, the amount of our net operating loss carryforwards for U.S. federal income tax purposes was approximately $518.2 million.  Section 382 of the Internal Revenue Code of 1986, as amended, contains rules that are designed to discourage persons from buying and selling the net operating losses (“NOLs”) of companies.  In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).  Purchases of our common stock in amounts greater than specified levels could create a limitation on our ability to utilize our NOLs for tax purposes in the future.  Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.  Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire.

The obligations associated with being a registered company require significant resources and management attention.

As a result of filing a registration statement with the SEC in connection with the exchange offer we consummated in September 2010 and becoming a registrant, we have incurred and will continue to incur significant legal, accounting and other expenses that we have not historically incurred.  We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.  Furthermore, the need to establish the corporate infrastructure demanded of a registrant may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition.  We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a registrant.  However, the measures we take may not be sufficient to satisfy our obligations.  In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

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

In 2010, we identified material weaknesses in our internal controls over financial reporting which, if not satisfactorily remediated, could result in material misstatements in our consolidated financial statements in future periods.

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

In 2011, we commenced actions to remediate the deficiencies in our internal controls over financial reporting which, when considered in the aggregate, represented material weaknesses for the year ended December 31, 2010.  During the preparation of our consolidated financial statements for the year ended December 31, 2011, no material weaknesses in our internal controls over financial reporting were identified.  However, if any future material weaknesses were to be identified, investors could lose confidence in our financial reporting, particularly if such weaknesses result in a restatement of our financial results.

Risk Factors Related to the Holders of Our Notes

Our substantial indebtedness may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2011, we and our guarantors had approximately $788.0 million of total indebtedness, including $3.0 million of outstanding Revolver borrowings that were repaid subsequent to December 31, 2011.  We also have $11.7 million of outstanding letters of credit supported by our Revolver at December 31, 2011.  Our substantial indebtedness and any new indebtedness we incur could:

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

Non-guarantor subsidiaries generated approximately 41.6% of our revenues for the year ended December 31, 2011, and held approximately 19.1% of our total assets as of December 31, 2011.

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

Our notes and the related guarantees are secured by a pledge of the capital stock of some of our subsidiaries.  Under the SEC regulations in effect as of the issue date of our notes, if the principal amount, par value, book value as carried by us or market value (whichever is greatest) of the capital stock or other securities of a subsidiary pledged as part of the collateral is greater than or equal to 20% of the aggregate principal amount of our notes then outstanding, such subsidiary would be required to provide separate financial statements to the SEC.  Therefore, the indenture governing our notes and the collateral documents provide that any capital stock and other securities of any of our subsidiaries (other than GXS, Inc.) will be excluded from the collateral for so long as the pledge of such capital stock or other securities to secure our notes would cause such subsidiary to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time, “Rule 3-16”) or other law, rule or regulation.  As a result, holders of our notes could lose a portion or all of their security interest in the capital stock or other securities of those subsidiaries during such period.  It may be more difficult, costly and time-consuming for holders of our notes to foreclose on the assets of a subsidiary than to foreclose on its capital stock or other securities, so the proceeds realized upon any such foreclosure could be significantly less than those that would have been received upon any sale of the capital stock or other securities of such subsidiary.  If we redeem any portion of our notes, the threshold at which the pledged securities of any of our subsidiaries become excluded from the collateral will be reduced and additional pledged securities could become excluded from the collateral.

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

Francisco Partners together with its co-investors indirectly own approximately 68.1% of our capital stock.  There may be situations in which the interests of Francisco Partners and its co-investors and the interests of the holders of our notes will not be aligned.

Francisco Partners together with its co-investors indirectly own approximately 68.1% of our capital stock.  As a result, Francisco Partners and its co-investors are able to:

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

We also cannot assure holders that they will be able to sell their notes at a particular time or at all, or that the prices that holders receive when they sell them will be favorable.  Holders may not be able to resell their notes at their fair market value.  The liquidity of, and trading market for, our notes may also be adversely affected by, among other things:

•	prevailing interest rates;

•	our operating performance and financial condition;

•	the interest of securities dealers in making a market;

•	the market for similar securities; and

•	economic and other factors which may impact the debt markets.

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

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.      Properties

We currently lease approximately 83,737 square feet of office space for our corporate headquarters, which is located in Gaithersburg, Maryland.  The lease on our corporate headquarters office space expires in 2021.  We have subleased to a subtenant our former headquarters consisting of approximately 342,000 square feet of office space, also located in Gaithersburg, Maryland (the “Former Headquarters”).  The subtenant also has the option to purchase the Former Headquarters any time prior to April 1, 2014, which, if exercised, would terminate both the sublease and the primary lease of the Former Headquarters.

Our main data center is a 104,000 square foot facility located in Brook Park, Ohio, which we own.  We also lease a 54,000 square foot data center in Amstelveen, Netherlands, which expires in 2013 subject to certain renewal options, and portions of data center facilities located in Lithia Springs, Georgia and Allen, Texas, both of which expire in 2014 and are also subject to certain renewal options.

While our corporate headquarters are located in Gaithersburg, Maryland, we lease more than a dozen offices located throughout the U.S. and 28 offices within 19 foreign countries.  Many of our offices serve multiple functions including sales, service implementation, customer service, and administrative support.  We maintain a customer service center at our corporate headquarters to support primarily our North American customers.  We also provide customer support from other U.S. office locations and customer service centers and/or customer service representatives in various locations in Europe, Asia and Brazil to support customers on a regional basis and in Manila, the Philippines, providing global first tier support.

The location, relative size and year the current lease expires for our larger U.S. office facilities as of December 31, 2011, along with summarized information for the smaller U.S. offices (defined as less than 10,000 square feet), is provided below:

U.S. Office Facilities
City	State	Size in Square Feet	Year the Lease Expires
Gaithersburg	Maryland	83,737	2021
Alpharetta	Georgia	53,501	2022
Emeryville	California	17,392	2014
Tampa	Florida	16,511	2013
Raleigh	North Carolina	12,132	2014
Concord	California	11,708	2017
Dallas	Texas	10,924	2012
Seven additional offices in six states, each under 10,000 square feet		Approx. 38,000	2012 - 2016

The location, relative size and year the current lease expires for our larger international office facilities as of December 31, 2011, along with summarized information for the smaller international offices (defined as less than 10,000 square feet), is provided below:

International Office Facilities
City	Country	Size in Square Feet	Year the Lease Expires
Manila	Philippines	59,489	2015
Bangalore	India	29,850	2016
Sunbury	United Kingdom	19,605	2014
Sao Paulo	Brazil	16,146	2016
Sunbury	United Kingdom	14,937	2012
Cologne	Germany	11,836	2012
Twenty additional offices in fifteen countries, each under 10,000 square feet		Approx. 53,000	2012 - 2016

ITEM 3.   Legal Proceedings

We are subject to various legal proceedings and claims in the U.S. and other foreign jurisdictions which arise in the ordinary course of our business.  Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provision for potential liabilities when we deem them probable and reasonably estimable.  These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

In 2006, Inovis became aware of patent infringement allegations by a third party against certain customers of one of Inovis’ software technology products.  In July 2007, Inovis filed a complaint for declaratory judgment against the third party in the U.S. District Court of Delaware, seeking a judgment and declaration that neither Inovis nor any of its customers have infringed on the patent at issue.  Inovis filed a Request for Reexamination of such patent with the U.S. Patent and Trademark Office (the “USPTO”), which was accepted in May 2008, resulting in the amendment and/or cancellation of certain of the patent claims.  In September 2009, the USPTO granted a second Request for Reexamination of the patent filed by Inovis, finding a substantial new question of patentability with respect to all claims.  In March 2010, the USPTO issued an initial ruling rejecting all of the claims in the patent, in response to which the patent holder filed amended claims.  In December 2010, the USPTO issued a final ruling cancelling certain of the patent claims and leaving only one amended claim and its dependent claims.  The litigation is currently stayed, but may resume in 2012, or later.  Although we believe that the third party’s patent infringement allegations are without merit, there can be no assurance that we will prevail in the litigation.  An amount of potential loss, if any, cannot be determined at this time.

We are also subject to income and other taxes in the U.S. and other foreign jurisdictions and we are regularly under audit by tax authorities.  Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals.  In certain foreign jurisdictions, we may be required to place on deposit or provide a bank guarantee for amounts claimed by tax authorities while we challenge such amounts through litigation. Should additional taxes be assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made.

For example, our Brazilian subsidiary, GXS Tecnologia da Informação (Brasil) Ltda., is subject to potential tax claims by Brazilian tax authorities relating to value added tax (“VAT”) exposure that we identified in the course of conducting due diligence in connection with the acquisition of Interchange.  We believe that VAT may have been underpaid by Interchange during the period from January 2004 to June 2006.  We have recorded a reserve of approximately $2.1 million as of December 31, 2011, in respect of these claims, at the then current exchange rate (reflecting the expiration of the statute of limitations with respect to the 2004 and 2005 tax years and the consequent reversal of a previous accrual and reduction of a corresponding receivable for those years).  Although the sellers of Interchange are contractually obligated to indemnify us pursuant to the stock purchase agreement executed in connection with the acquisition and we have recorded a corresponding receivable of approximately $2.1 million as of December 31, 2011, for the indemnity to offset the potential liability, additional legal action may be required to recover any potential liability under such indemnity.

In addition, our Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore.  U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices.  Accordingly, the Company determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, the Company may incur an increased tax liability, including accrued interest and penalties.  GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from our tax advisors, we continue to believe that the facts the Indian tax authorities are using to support their assessment are flawed.  The Company has started appeal procedures and anticipates a settlement with the tax authorities sometime in the future.  We have accrued approximately $1.5 million to cover our anticipated financial exposure to this matter.  There can be no assurance that our appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that we may receive similar orders for other years until the above disputes are resolved.

ITEM 4.    Mine Safety Disclosures

Not applicable

PART II

ITEM 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

We are a privately held company with no established public trading market for our common stock.  See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information.

ITEM 6.    Selected Financial Data

The following table presents our selected historical consolidated financial information and other data.  Our historical consolidated statement of operations data and consolidated cash flows data for the fiscal years ended December 31, 2009, 2010 and 2011, and the selected historical consolidated balance sheet data as of December 31, 2010 and 2011, were derived from, and should be read together with, our consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm, included in this Annual Report.  The historical consolidated statement of operations data and cash flows data for the fiscal years ended December 31, 2007 and 2008, and the historical balance sheet data as of December 31, 2007, 2008 and 2009, were derived from our audited financial statements not included herein.

The financial data set forth in the tables below should be read together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands of dollars)
Consolidated Statement of Operations Data:
Revenues	$382,743	$371,634	$350,176	$417,929	$479,887
Costs and operating expenses:
Cost of revenues	210,904	203,380	194,234	227,499	257,659
Sales and marketing	44,883	47,038	43,295	54,877	65,860
General and administrative	53,981	51,331	46,216	55,016	63,155
Restructuring charges	11,268	5,959	7,549	5,635	2,469
Asset impairment charges (1)	960	2,974	––	––	––
Loss on disposition of assets (2)	––	––	––	1,724	––
Merger and acquisition fees (3)	––	781	2,535	8,555	227
Operating income	60,747	60,171	56,347	64,623	90,517
Other income (expense):
Loss on extinguishment of debt (4)	(17,493)	––	(9,588)	––	––
Interest expense, net	(71,029)	(50,353)	(74,357)	(86,071)	(82,755)
Other income (expense), net	(1,241)	(1,327)	807	(78)	(2,237)
Income (loss) before income taxes	(29,016)	8,491	(26,791)	(21,526)	5,525
Income tax expense (benefit)	3,121	2,945	(1,259)	(25,528)	6,784
Net income (loss)	(32,137)	5,546	(25,532)	4,002	(1,259)
Less: Net income (loss) attributable to non-controlling interest	(36)	(130)	(29)	17	25
Net income (loss) attributable to GXS Worldwide, Inc.	$(32,101)	$5,676	$(25,503)	$3,985	$(1,284)

	Year Ended December 31,
	2007	2008		2009	2010	2011
	(in thousands of dollars)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$43,142	$71,945		$42,596	$17,623	$45,648
Net cash used in investing activities	(37,389)	(42,946)		(259,409)	(27,346)	(43,907)
Net cash provided by (used in) financing activities	(19,002)	(8,411)		193,486	435	(5,002)
Balance Sheet Data (at end of period):
Total assets	$352,642	$367,218		$574,022	$678,436	$682,146
Total debt (5)	533,712	536,336		766,450	777,115	775,068
Stockholder’s deficit	(314,742)	(327,426)		(338,762)	(266,409)	(264,326)
Other Data:
Depreciation and amortization	$56,388	$57,318		$53,512	$48,708	$55,680
Capital expenditures	37,389	35,208		31,829	35,321	42,782
Ratio of earnings to fixed charges (6)	—	1.1	x	—	—	1.1	x

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

(3)
The merger and acquisition fees for the year ended December 31, 2008 of approximately $0.8 million related to legal and professional service firm fees for advisory services on a potential acquisition that was not completed.  The merger and acquisition fees for the years ended December 31, 2009 and 2010, of approximately $2.5 million and $8.6 million, respectively, related to legal and financial professional service firms who advised the Company on matters related to the Inovis Merger.  The merger and acquisition fees for the year ended December 31, 2011 of approximately $0.2 million related to legal and professional service firm fees for advisory services on the RollStream acquisition and on a potential acquisition that was not completed.

(4)
In October 2007, we refinanced all of our debt with a new lending group.  In connection with the 2007 refinancing, we wrote-off approximately $12.4 million of deferred financing costs and expensed payments of approximately $5.1 million made to former lenders upon retirement of the debt.  On December 23, 2009, we issued Senior Secured Notes and used the proceeds to retire all of the outstanding debt under the 2007 Credit Facility, pay $35.0 million of GXS Holdings outstanding subordinated notes and pay debt issuance costs.  In connection with the 2009 refinancing, we wrote-off approximately $9.6 million in deferred financing costs.

(5)
Total debt at December 31, 2010 includes current maturities of $8.0 million for outstanding borrowings against our revolving credit facility, or “Revolver”, and long term debt of $769.1 million, consisting of $785.0 million in Senior Secured Notes offset by $15.9 million of unamortized original issue discount.  Total debt at December 31, 2011 includes current maturities of $3.0 million for outstanding borrowings against our Revolver and long term debt of $772.1 million, consisting of $785.0 million in Senior Secured Notes offset by $12.9 million of unamortized original issue discount.

(6)
The ratios of earnings to fixed charges were calculated by dividing the earnings by fixed charges.  Earnings used in computing the ratio of earnings to fixed charges consists of earnings before income taxes plus fixed charges.  Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and debt discount, and that portion of lease expense representative of interest expense.  For the years ended December 31, 2007, 2009 and 2010, our earnings were insufficient to cover fixed charges by approximately $29.2 million, $26.8 million and $21.3 million, respectively.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements.  Actual results may differ from such forward-looking statements.  See “Item 1A—Risk Factors” and “Forward-Looking Statements” for additional information.

Overview

We are a leading global provider of business-to-business (“B2B”) cloud integration services that simplify and enhance business process integration, data quality and compliance, and collaboration among businesses.  Our services and solutions enable our customers to manage and improve mission critical supply chain functions, securely process financial transactions related to the exchange of goods and services, and automate and control other critical cross-enterprise business processes.  By utilizing these services our customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security.  Our approximately 40,000 customers and their approximately 360,000 trading partners – a combined trading community of over 400,000 businesses - conduct business together via GXS Trading Grid®, our integration cloud that includes specialized capabilities for automating, assembling, monitoring, and improving multi-enterprise business processes.

As a division of General Electric Company (“GE”), from the 1960’s through 2001, our historical focus was primarily on providing customized information technology solutions to our customers.  As a result, in 2000, 50% of our revenues were generated by custom outsourcing services.  Following Francisco Partners and its co-investors’ acquisition of us from GE in 2002, we began investing in GXS Trading Grid®, a multi-tenant integration cloud platform, and launched our Managed Services offering, which compliments GXS Trading Grid® with shared processes and built-in industry expertise.

In 2005, we expanded the reach and number of integrated businesses on GXS Trading Grid® through the acquisition of IBM’s Business Exchange Services business, thereby further increasing our customer base, expanding our geographic presence and extending our reach into a number of verticals (such as financial services and the automotive sector).

In 2008, we purchased Interchange Serviços S.A. (“Interchange”), located in Brazil, which served to broaden the number of integrated businesses in Brazil on GXS Trading Grid®.

On June 2, 2010, GXS Holdings, Inc. (“GXS Holdings”), our direct parent company, which directly owns 100% of our issued and outstanding common stock, acquired Inovis International, Inc. (“Inovis”), a leading provider of fully integrated B2B services and solutions that manage the flow of critical e-commerce information for global trading communities, which we refer to as the “Inovis Merger” or the “Merger”.  Inovis’ core business had historically been the provisioning of messaging services, catalog and managed services to approximately 16,000 customers worldwide with approximately two billion transactions per year, primarily on a fee-per-transaction basis.  Following the Merger, Inovis was merged with and into GXS, Inc. (“GXSI”), one of our indirect wholly-owned subsidiaries and a guarantor of our notes, and we became an indirect wholly-owned subsidiary of GXS Group, Inc. (previously known as Griris Holding Company, Inc.).  Certain foreign subsidiaries of Inovis became wholly-owned subsidiaries of GXSI.

In March 2011, we purchased RollStream, Inc. (“RollStream”), a software-as-a-service (“SaaS”) provider of enterprise community management solutions.  The acquisition advances our objective of simplifying the integration of global business communities for customers by combining data flows across systems, applications and people.

As a result of new investments and repositioning away from customized solutions, the majority of our revenue is generated through data integration fees and subscription services on our platform, frequently wrapped with our Managed Services capabilities.  Currently, we manage approximately twelve billion electronic transactions on an annual basis across an estimated six million integration pairs, or trading partner relationships, creating a combined trading community of over 400,000 businesses.  We have substantial vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive and high technology.  Recently, we have seen expanded adoption of our services in the media, entertainment and insurance industries.  Today, our platform links businesses across 50 countries, which we support in 15 different languages.  We believe customers view our services and solutions as essential to their day-to-day supply chain operations and typically enter into long-term contracts with us.  Our recurring revenues, which are primarily attributable to transaction processing and software maintenance fees, represent approximately 87.1% of our total revenue for the year ended December 31, 2011.  Additionally, 96.0% of our top 50 customers, based on annual revenue in fiscal 2011, have been our customers for five or more years.

Factors Affecting our Business

We have various service lines, with each service line deriving revenue from three principal sources.  Our service lines are:

•
Messaging Services, which comprised approximately 48.1% of revenues in 2011, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised approximately 31.3% of revenues in 2011, allows our customers to offload complex integration functions or outsource entire supply chain management activities to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised approximately 9.8% of revenues in 2011, provides software and services that allow our customers to manage their day-to-day supply chain activities internally.  The majority of our software customers also access GXS Trading Grid® to extend their ability to serve new markets or geographies;

•
Data Synchronization, which comprised approximately 7.0% of revenues in 2011, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners.  Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain; and

•
Custom Outsourcing Services, which comprised approximately 3.8% of revenues in 2011, relates primarily to products and services which do not fit within the definitions of our other service lines.  Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but to which our technical solutions and related services can provide value.

Across these service lines, we derive our revenues from:

•	transaction processing fees;

•	professional service fees earned in connection with implementing or supporting our products and services; and

•	software licensing and maintenance fees for software we develop or procure from others.

Over the past several years, our transaction processing revenues in our Messaging Services business have been adversely impacted primarily by the commoditization of the technology and communications required to send and receive business documents.  Competitive pricing dynamics across the industry have also adversely affected pricing in our Messaging Services business.  We believe that our Messaging Services business will continue to face pricing pressure as a result of commoditization and contribute a lower percentage of our revenues over time.

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

As a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period.  Our revenues have been affected by a fluctuating U.S. dollar relative to the foreign currencies in which we transact business.  The weakening of the U.S. dollar during the year ended December 31, 2011, as compared to the year ended December 31, 2010, resulted in a $10.6 million increase in our revenues for the year ended December 31, 2011 from translating revenues generated in foreign currencies into U.S. dollars.  The weakening of the U.S. dollar during the year ended December 31, 2010, as compared to the year ended December 31, 2009, resulted in a $5.7 million increase in our revenues for the year ended December 31, 2010 from translating revenues generated in foreign currencies into U.S. dollars.

Acquisitions

Inovis International, Inc.

On June 2, 2010, we acquired Inovis, a leading provider of fully integrated B2B services and solutions that manage the flow of critical e-commerce information for global trading communities.  The acquisition allowed us to continue to grow our customer base in the U.S., broaden our product offering and increase the functionality of our Managed Services offering.  Inovis had total assets of approximately $134.1 million and total working capital, excluding current maturities of long-term debt, of $5.9 million at the Merger closing date.  Inovis had revenues of $137.1 million and operating income of $32.4 million, respectively, for the year ended December 31, 2009 and revenues of $54.3 million and operating income of $1.0 million, respectively, for the period January 1, 2010 through June 2, 2010.  The Merger was consummated through the payment of $104.7 million in cash to the shareholders of Inovis together with the issuance to them of common and preferred shares of a newly formed holding company (GXS Group, Inc.), with a fair value of $68.8 million.  This resulted in the Inovis shareholders having approximately 28.1% ownership interest in the combined company following consummation.  Additionally, we retired Inovis’ bank indebtedness of $129.8 million at closing.

The Merger was accounted for using the purchase method of accounting prescribed in Financial Accounting Standard (“FAS”) Codification 805 – Business Combinations.  Under this standard, the assets acquired and liabilities assumed were recorded at their fair value on the date of acquisition.  The fair values recorded for property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets resulted in additional depreciation and amortization expense after the consummation of the Merger.  The amount of depreciation and amortization is based upon the fair values and the estimated useful lives of the respective assets.  Revenue and operating income were affected by a write-down of deferred revenue to reflect estimated fair value.  Although the adjustment to deferred revenue affected revenue and operating income in the twelve months following the Merger, this adjustment did not have a significant continuing effect on the consolidated results of operations.

RollStream, Inc.

On March 28, 2011, we acquired all of the capital stock of RollStream for total consideration of $1.5 million, including cash of $1.1 million and shares of GXS Group common and preferred stock with a combined fair value of $0.4 million, paid to the RollStream stockholders.  The fair value of the stock issued has been pushed down to the Company.  The acquisition was accounted for using the purchase method of accounting prescribed in FAS Codification 805 – Business Combinations, as previously described.  We consider the overall impact of the RollStream acquisition on our consolidated results of operations and financial condition for the year ended December 31, 2011 to be immaterial.

RollStream was a SaaS provider of enterprise community management solutions.  The acquisition advances our objective of simplifying the integration of global business communities for customers by combining data flows across systems, applications and people.

We intend to continue to selectively pursue acquisitions of companies with complementary products and technologies to enhance our ability to provide comprehensive solutions to our customers and to expand our business.  Any such acquisitions could affect our results of operations for the period in which the acquisition is completed and future periods and, depending on the size of the acquisition, could affect the comparability of period-to-period results.  There can be no assurance that we will be successful in consummating future acquisitions or that we will be able to locate adequate financing or successfully integrate future acquisitions.

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

For the years ended December 31, 2009, 2010 and 2011, the breakdown of revenue by service line, along with each service line’s percentage of total revenue, appears below (in thousands of dollars, except for percentages):

	Year Ended December 31,
	2009		2010		2011
Service Line	Amount	%	Amount	%	Amount	%
Messaging Services	$213,088	60.9%	$223,076	53.4%	$230,706	48.1%
Managed Services	81,976	23.4%	112,793	27.0%	150,428	31.3%
B2B Software and Services	14,240	4.1%	34,336	8.2%	46,918	9.8%
Data Synchronization	14,150	4.0%	24,570	5.9%	33,370	7.0%
Custom Outsourcing Services	26,722	7.6%	23,154	5.5%	18,465	3.8%
Total revenue / percentage	$350,176	100.0%	$417,929	100.0%	$479,887	100.0%

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

Cost of Revenues

Cost of revenues primarily consists of:

•	compensation and related allocated benefit expenses associated with our workforce engaged in service delivery, technical operations and research and development;

•	computer, network and facility operating expenses;

•	royalty payments associated with resale of third party software licenses; and

•	depreciation and amortization expense, including the amortization of our capitalized software costs, deferred implementation costs and acquired intangibles.

We defer all direct and relevant costs associated with implementation of certain long-term customer contracts to the extent such costs can be recovered through guaranteed minimum revenues.  The unamortized balances of these costs as of December 31, 2010 and 2011 were $18.9 million and $26.4 million, respectively, and are recorded in either prepaid expenses and other assets or other assets in the consolidated balance sheets, depending on the remaining duration of the underlying contracts.

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, restructuring charges and merger and acquisition fees.

Sales and marketing expenses primarily consist of compensation and related allocated benefit expenses associated with our employees engaged in sales and marketing, including sales commissions, advertising costs, meetings, travel and entertainment expenses and facility costs.  Certain sales commissions are considered to be direct and relevant costs of contracts and are deferred over the customer contract period.  General and administrative expenses consist of compensation and related allocated benefit expenses associated with our employees engaged in management, finance, legal, and human resources, information technology management and costs, as well as other general business expenses such as accounting and legal fees, outside services and business insurance.  Restructuring charges include severance costs associated with workforce reduction efforts and net lease costs related to darkened facilities.  Merger and acquisition fees include costs associated with legal and financial professional service firms who advise us on matters related to mergers and acquisitions.

As a result of our significant international operations, the translation of our foreign costs of revenues and operating expenses into U.S. dollars impacts the comparison of our costs of revenues and operating expenses from period to period.  Our costs of revenues and operating expenses have been affected by a fluctuating U.S. dollar.  The weakening of the U.S. dollar during year ended December 31, 2011 as compared to the year ended December 31, 2010, resulted in an increase of $5.1 million in our costs of revenues and operating expenses for the year ended December 31, 2011, from translation of our expenses incurred in foreign currencies into U.S. dollars.  The weakening of the U.S. dollar during year ended December 31, 2010, as compared to the year ended December 31, 2009, resulted in an increase of $4.1 million in our costs of revenues and operating expenses for the year ended December 31, 2010, from translation of our expenses incurred in foreign currencies into U.S. dollars.

The following is a summary of our costs and operating expenses for the years ended December 31, 2009, 2010 and 2011 (in thousands of dollars):

	Year Ended December 31,
Costs and Operating Expenses	2009	2010	2011
Cost of revenues	$194,234	$227,499	$257,659
Sales and marketing	43,295	54,877	65,860
General and administrative	46,216	55,016	63,155
Restructuring charges	7,549	5,635	2,469
Merger and acquisition fees	2,535	8,555	227
Loss on disposition of assets	––	1,724	––
Total costs and operating expenses	$293,829	$353,306	$389,370

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

The table below reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands of dollars):

	Year Ended December 31,
	2009	2010	2011
Net income (loss)	$(25,532)	$4,002	$(1,259)
Adjustments:
Income tax expense (benefit)	(1,259)	(25,528)	6,784
Interest expense, net	74,357	86,071	82,755
Depreciation and amortization	53,512	48,708	55,680
Stock compensation expense	150	403	733
Other (income) expense, net	(807)	78	2,237
Restructuring charges	7,549	5,635	2,469
Merger and acquisition fees	2,535	8,555	227
Loss on extinguishment of debt	9,588	––	––
Loss on disposition of assets	––	1,724	––
Integration costs (1)	––	676	154
Deferred income adjustment (2)	––	4,379	1,430
Management fees	2,000	4,833	4,000
Total adjustments	147,625	135,534	156,469
Adjusted EBITDA	$122,093	$139,536	$155,210

(1)	Integration costs represented certain incremental operating expenses associated with the integration of the Inovis business.
(2)	Purchase accounting requires that deferred income of an acquired business be written-down to fair value of the underlying obligations plus associated margin at the date of acquisition.

Adjusted EBITDA for the years ended December 31, 2009, 2010 and 2011 was $122.1 million, $139.5 million and $155.2 million, respectively.  The $15.7 million, or 11.2%, increase in Adjusted EBITDA for the year ended December 31, 2011 compared to the year ended December 31, 2010, is driven by the incremental revenues and operating income generated from the Inovis business acquired in June 2010 and the net favorable impact of translating foreign currencies into U.S. dollars.  The $17.4 million, or 14.3%, increase in Adjusted EBITDA for year ended December 31, 2010 compared to the year ended December 31, 2009, is primarily attributable to the incremental revenues and operating income generated from the Inovis Merger in June 2010.

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

MCV for the years ended December 31, 2009, 2010 and 2011 was $115.9 million, $142.9 million and $175.0 million, respectively.  The $32.1 million, or 22.5%, increase in MCV for the year ended December 31, 2011 compared to the year ended December 31, 2010, is primarily due to the effect of Managed Services deals in the U.S. and Canada, along with the incremental business generated as a result of the Inovis acquisition in June 2010.  The $27.0 million, or 23.3%, increase in MCV for year ended December 31, 2010 compared to the year ended December 31, 2009, is due to the incremental business generated from the Inovis Merger in June 2010.

The MCV calculations are not reflected or recorded within the consolidated financial statements.  MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to deferred income or revenues, as a measure of financial condition or operating performance.

Results of Operations

Fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010

Revenues.  Revenues increased by $62.0 million, or 14.8%, to $479.9 million for the year ended December 31, 2011 from $417.9 million for the year ended December 31, 2010.  The increase was principally due to the acquisition of Inovis, which contributed incremental revenues of $54.1 million for the year ended December 31, 2011, increased Managed Services revenues, and the favorable impact of translating revenues generated in foreign currencies to U.S. dollars, partially offset by competitive pricing pressure and customer attrition in our Messaging Services revenue and the planned de-emphasis of our Custom Outsourcing Services line of business.  The relatively weaker U.S. dollar during the year ended December 31, 2011, as compared to the year ended December 31, 2010, resulted in a $10.6 million increase in our revenues from translating revenues generated in foreign currencies into U.S. dollars, respectively.  A comparison of our revenues by service line is as follows:

•
Messaging Services revenues increased by $7.6 million, or 3.4%, to $230.7 million for the year ended December 31, 2011 from $223.1 million for the year ended December 31, 2010.  The increase resulted principally from $16.6 million of incremental revenues generated by the acquired Inovis business for the year ended December 31, 2011, along with the $6.9 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars, offset by $15.9 million in aggregate decreases resulting from price reductions and customer attrition.

•
Managed Services revenues increased by $37.6 million, or 33.3%, to $150.4 million for the year ended December 31, 2011 from $112.8 million for the year ended December 31, 2010.  The increase was principally due to incremental revenues of $13.6 million generated by the acquired Inovis business for the year ended December 31, 2011, $21.7 million of revenue generated by new Managed Services projects, and a $2.3 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars.

•
B2B Software and Services, Data Synchronization and Custom Outsourcing Services revenues increased in the aggregate by $16.7 million, or 20.3%, to $98.8 million for the year ended December 31, 2011 from $82.1 million for the year ended December 31, 2010.  B2B Software and Services and Data Synchronization service lines increased principally due to aggregate incremental revenues of $23.9 million generated by the acquired Inovis business for the year ended December 31, 2011, along with the $1.4 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars, partially offset by $8.6 million in aggregate decreases from the planned de-emphasis of our Custom Outsourcing Services line of business, price reductions, customer attrition, and the impact of the sale of our catalog service offering in May 2010 in connection with the Inovis Merger.

Cost of revenues. Cost of revenues increased by $30.2 million, or 13.3%, to $257.7 million for the year ended December 31, 2011 from $227.5 million for the year ended December 31, 2010.  The increase in cost of revenues for the year ended December 31, 2011 was primarily due to the incremental costs associated with our acquisition of Inovis, including higher amortization expense for acquired intangible assets, our changing business mix and focus on Managed Services revenues which generally have a higher cost of revenues, and the unfavorable impact of translating foreign currencies into U.S. dollars. Cost of revenues represented 53.7% of revenues for the year ended December 31, 2011 as compared to 54.4% for the year ended December 31, 2010, due to a higher percentage of Managed Services revenues and the impact of foreign currency fluctuations.

Sales and marketing.  Sales and marketing expenses increased by $11.0 million, or 20.0%, to $65.9 million for the year ended December 31, 2011 from $54.9 million for the year ended December 31, 2010.  The increase was primarily due to the incremental costs associated with our acquisition of Inovis, higher salary and benefit costs largely driven by increased headcount, and the unfavorable impact of translating foreign currencies into U.S. dollars.  Sales and marketing expense represented 13.7% of revenues for the year ended December 31, 2011 as compared to 13.1% for the year ended December 31, 2010, consistent with the increased salary and benefit costs associated with increased headcount.

General and administrative.  General and administrative expenses increased by $8.2 million, or 14.8%, to $63.2 million for the year ended December 31, 2011 from $55.0 million for the year ended December 31, 2010.  The increase was primarily due to the incremental costs associated with our acquisition of Inovis, higher employee benefit costs, an increased use of contractors, higher costs associated with outside services and the unfavorable impact of translating foreign currencies into U.S. dollars, partially offset by lower facility costs as a result of restructuring activities, including relocating our global headquarters to a less expensive facility.  General and administrative expense represented 13.2% of revenues for each of the years ended December 31, 2010 and 2011, respectively.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $5.1 million higher in aggregate for the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Restructuring charges.  Restructuring charges were $2.5 million for the year ended December 31, 2011, compared to $5.6 million for the year ended December 31, 2010.  For the year ended December 31, 2011 the restructuring charges include $1.5 million of severance costs for 57 employees and $1.0 million for facilities.  For the year ended December 31, 2010 the restructuring charges include $2.3 million of severance costs for 61 employees and $3.3 million for facilities.  We have undertaken a series of restructuring activities during the past several years which included closing or consolidating certain office facilities and terminating employees, in order to reduce expenses in response to changing business requirements and the integration of the Inovis business following the Merger.  The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring activities.

Merger and acquisition fees.  Merger and acquisition fees were $0.2 million for the year ended December 31, 2011 compared to $8.5 million for the year ended December 31, 2010.  For the year ended December 31, 2011, these fees are largely for professional and legal advisory services associated with the RollStream acquisition in March 2011 and for another potential acquisition that was not completed.  For the year ended December 31, 2010, these fees are largely for professional and legal advisory services associated with the Inovis Merger on June 2, 2010.

Loss on disposition of assets.  For the year ended December 31, 2010, we recorded a loss on disposition of assets of $1.7 million that was comprised of customer contracts and intellectual property rights relating to our catalog service offering that was divested in connection with the Antitrust Division of the U.S. Department of Justice review of the Inovis Merger.  We had no such loss for the year ended December 31, 2011.

Operating income.  Operating income increased by $25.9 million to $90.5 million for the year ended December 31, 2011 compared to $64.6 million for the year ended December 31, 2010.  The 40.1% increase in operating income is primarily attributable to the incremental revenues and margin generated by the acquired Inovis business and the $5.5 million net favorable impact of translating foreign currencies into U.S. dollars, partially offset by the incremental operating costs associated with the acquired Inovis business and its integration.

Interest expense, net.  Interest expense, net decreased by $3.3 million to $82.8 million for the year ended December 31, 2011 compared to $86.1 million for the year ended December 31, 2010.  The decrease in interest expense, net, is primarily attributable to the change in the fair value of the interest rate swap, which is reflected as a component of interest expense and which terminated in April 2011.

Other income (expense), net.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.  Other income (expense), net was $2.2 million expense for the year ended December 31, 2011, and $0.1 expense for the year ended December 31, 2010.

Income tax expense (benefit).  Income tax expense was $6.8 million for the year ended December 31, 2011 compared to a $25.5 million income tax benefit for the year ended December 31, 2010.  The income tax expense for the year ended December 31, 2011 related primarily to taxes for foreign jurisdictions in which we have income and adjustments to certain foreign net operating loss valuation allowances.  The large income tax benefit for the year ended December 31, 2010 related primarily from the reduction of our deferred tax asset valuation allowance by $28.6 million as the result of net deferred tax liabilities assumed and recognized in purchase accounting related to the acquisition of Inovis on June 2, 2010.

Net income (loss).  Net loss was $1.3 million for the year ended December 31, 2011 compared to $4.0 million of net income for the year ended December 31, 2010.  The $5.3 million decrease in net income for the year ended December 31, 2011 compared to the year ended December 31, 2010 is principally due to the effect of the 2010 income tax benefit realized in conjunction with the Inovis Merger, partially offset by the increased revenues and operating income generated by the acquired Inovis business during 2011, along with lower interest costs due to the changes in the fair value of the interest rate swap and net favorable impact of translating foreign currencies into U.S. dollars.

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

•
Managed Services increased by $30.8 million, or 37.6%, to $112.8 million for the year ended December 31, 2010 from $82.0 million for the year ended December 31, 2009, principally due incremental revenue of $16.4 million generated by the acquired Inovis business, the ramp of services to customers added in previous years, additional professional services provided to existing customers, and the impact of translating revenues generated in foreign currencies into U.S. dollars.

•
B2B Software and Services, Custom Outsourcing Services and Data Synchronization in the aggregate increased by $27.0 million, or 49.1%, to $82.1 million for the year ended December 31, 2010 from $55.1 million for the year ended December 31, 2009, principally due to incremental revenue of $31.3 million generated by the acquired Inovis business and the effect of foreign currency translation, partially offset by decreases resulting from prices reductions, customer attrition and the sale of our catalog service offering.

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

Sales and marketing.  Sales and marketing expense increased by $11.6 million, or 26.8%, to $54.9 million for the year ended December 31, 2010 from $43.3 million for the year ended December 31, 2009.  The increase is primarily due to the incremental costs associated with the inclusion of seven months of Inovis operations and the unfavorable impact of translating foreign currency into U.S. dollars.  Sales and marketing expense represented 13.1% of revenues for the year ended December 31, 2010 as compared to 12.4% for the year ended December 31, 2009, consistent with the increased sales efforts associated with integration of the Inovis operations.

General and administrative.  General and administrative expenses increased by $8.8 million, or 19.0%, to $55.0 million for the year ended December 31, 2010 from $46.2 million for the year ended December 31, 2009. The increase is primarily due to the incremental costs associated with our the inclusion of seven months of Inovis operations, partially offset by lower facility costs as a result of restructuring activities, including relocating our global headquarters to a less expensive building.  General and administrative expense represented 13.2% of revenues for each of the years ended December 31, 2009 and 2010, respectively.

The impact of the weakened U.S. dollar resulted in an aggregate increase of $4.1 million in cost of revenues, sales and marketing and general and administrative expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Restructuring charges.  Restructuring charges were $5.6 million for the year ended December 31, 2010, compared to $7.5 million for the year ended December 31, 2009.  During the past several years, the Company has undertaken a series of restructuring activities, which included closing or consolidating certain office facilities and terminating employees, in order to reduce expenses in response to changing business requirements.  In 2009, the Company initiated a plan to relocate its global headquarters and sublet its former global headquarters.  The costs recorded represent adjustments to the estimated present value of amounts needed to cover rent shortfalls for the remainder of the lease term and costs related to the sublease and related agreements.  The relocation was completed in the first quarter of 2010.  During 2010, the Company also recorded restructuring charges associated with the consolidation of office space at the former Inovis headquarters and termination of employees associated with the integration of the Inovis business.  The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring activities.

Merger and acquisition fees.  Merger and acquisition fees were $8.6 million and $2.5 million for the years ended December 31, 2010 and 2009, respectively.  The fees for both periods represent legal and professional services firms who advised us on matters related to the Inovis Merger.

Loss on disposition of assets.  For the year ended December 31, 2010, we recorded a loss on disposition of assets of $1.7 million that was comprised of customer contracts and intellectual property rights related to our catalog service offering that was divested in connection with the Antitrust Division of the U.S. Justice Department review of the Inovis Merger. We had no such loss for the year ended December 31, 2009.

Operating income.  Operating income increased by $8.3 million to $64.6 million for the year ended December 31, 2010 compared to $56.3 million for the year ended December 31, 2009.  The 14.7% increase in operating income is primarily attributable to the incremental revenues and margin generated by the acquired Inovis business and the $1.6 million net favorable impact of translating foreign currencies into U.S. dollars, partially offset by the incremental operating costs associated with the acquired Inovis business and its integration.

Loss on extinguishment of debt.  Loss on extinguishment of debt for the year ended December 31, 2009 included a $9.6 million write-off of deferred financing costs in connection with our December 2009 refinancing.  We had no such loss for the year ended December 31, 2010.

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

Income tax benefit.  Income tax benefit was $25.5 million for the year ended December 31, 2010 compared to an income tax benefit of $1.3 million for the year ended December 31, 2009.   The increase in the income tax benefit is due to the reduction of our deferred tax valuation allowance by $28.6 million as the result of net deferred tax liabilities assumed and recognized in purchase accounting related to the acquisition of Inovis.

Net income (loss).  Net income was $4.0 million for the year ended December 31, 2010 compared to a net loss of $25.5 million for the year ended December 31, 2009.  The improvement in net income in 2010 was due primarily attributable to the income tax benefits realized in conjunction with the Inovis Merger, partially offset by higher interest expense and fees incurred in connection with the Merger.  The net loss in 2009 was primarily attributable to interest expense and costs associated with the debt refinancing.

Sources and Uses of Cash

The following table is a summary of sources and uses of cash during the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2009	2010	2011
Cash flows provided by operating activities	$42,596	$17,623	$45,648
Cash flows used in investing activities	(259,409)	(27,346)	(43,907)
Cash flows provided by (used in) financing activities	193,486	435	(5,002)
Effect of exchange rate changes on cash	1,013	65	(97)
Net decrease in cash and cash equivalents	$(22,314)	$(9,223)	$(3,358)
Cash and cash equivalents, end of period	$25,549	$16,326	$12,968

Fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010

Net cash provided by operating activities was $45.6 million compared to $17.6 million used in operating activities for the years ended December 31, 2011 and 2010, respectively.  The increase in net cash provided by operating activities of $28.0 million was mainly attributable to cash flows from the operating results associated with the acquired Inovis business and a focus on managing accounts payable more aggressively, partially offset by higher days’ sales outstanding on trade accounts receivable.

Net cash used in investing activities was $43.9 million for the year ended December 31, 2011 compared to $27.3 million for the year ended December 31, 2010.  Net cash used in investing activities for the year ended December 31, 2011 included $1.1 million for the acquisition of RollStream and capital expenditures of $42.8 million for software and equipment primarily related to continued enhancements of our service platform.  Net cash used in investing activities for the year ended December 31, 2010 included $220.0 million in funds for the Inovis transaction which were raised in 2009 but were restricted for use until the Merger closed, net of cash acquired of $14.4 million, and capital expenditures of $35.3 million for software and equipment primarily related to continued enhancements of our service platform, offset by a decrease in restricted cash of $227.6 million and $0.4 million from the sale of our catalogue service offering.  Capital expenditures for the years ended December 31, 2011 and 2010 included $24.9 million and $16.9 million, respectively, of labor costs capitalized for the development of internal-use software.

Net cash used in financing activities was $5.0 million for the year ended December 31, 2011 compared to net cash provided by financing activities of $0.4 million for the year ended December 31, 2010.  Net cash used in financing activities for the year ended December 31, 2011 was from $5.0 million in net repayments of amounts outstanding under the Revolver.  Net cash provided by financing activities for the year ended December 31, 2010 included $8.0 million in net borrowings under the Revolver, offset by a $6.7 million deferred payment with respect to the acquisition of Interchange and $0.9 million in deferred financing costs.

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

Net cash used in investing activities was $27.3 million in 2010 compared to $259.4 million in 2009.  Net cash used in investing activities in 2010 included $220.0 million for the Inovis Merger, net of cash acquired of $14.4 million, offset by a $227.6 million decrease in restricted cash used to complete the Merger.  Net cash used in investing activities for 2010 also included capital expenditures of $35.3 million for software and equipment primarily related to continued enhancements to our service.  Net cash used in investing activities in 2009 included capital expenditures of $31.8 million for software and equipment primarily related to continued enhancements to our service platform.  Capital expenditures for 2010 and 2009 included $16.9 million and $17.5 million, respectively, of labor costs capitalized for the development of internal-use software.

Net cash provided by financing activities was $0.4 million in 2010 compared to $193.5 million in 2009.  Cash provided by financing activities in 2010 included $8.0 million in net borrowings under the Revolver, offset by a $6.7 million deferred payment with respect to the acquisition of Interchange and $0.9 million in financing costs.  Cash provided by financing activities in 2009 included refinancing proceeds of $766.4 million, partially offset by $505.8 million used to retire borrowings under our previous credit facilities, $35.0 million to pay debt obligations of GXS Holdings, a $6.7 million deferred payment made with respect to the acquisition of Interchange, and $25.4 million in financing costs.

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

The Credit and Guaranty Agreement entered into on December 23, 2009 with various lenders provides us with a Revolver with an aggregate principal amount of $50.0 million, the proceeds of which shall be used for working capital, supporting letters of credit and general corporate purposes.  On February 29, 2012, the Revolver was amended.  As amended, the Revolver has the following key terms, among others:

•	Expiration date of March 15, 2015, any outstanding borrowings must be repaid in full by this date, and all commitments will terminate on this date;

•	At our option, an interest rate at 4.50% above the London Interbank Offered Rate (“LIBOR”), or a rate that is 3.50% above the administrative agent’s “base rate” per annum;

•	Interest of 0.50% per annum on unused Revolver borrowing capacity;

•	Minimum interest coverage ratio, as defined in the Revolver, of 1.75; and

•	Maximum net leverage ratio, as defined in the Revolver, of 5.75.

No other covenants or conditions were changed by the amendment.  We paid a closing fee of approximately $0.4 million in connection with this amendment.

The Revolver also requires that we meet and maintain certain financial ratios and tests, including those described above.  Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control.  Our failure to comply with these covenants could result in a default under the Revolver and the Indenture governing our Senior Secured Notes.  At December 31, 2011, we had an interest coverage ratio of 2.07 and a net leverage ratio of 4.77, calculated as defined in the Revolver, and we were in compliance with all financial and nonfinancial covenants.

Cash and cash equivalents were approximately $25.5 million, $16.3 million and $13.0 million at December 31, 2009, 2010 and 2011, respectively.  At December 31, 2009, there were no borrowings outstanding under the Revolver.  At December 31, 2010 and 2011, there were $8.0 million and $3.0 million of outstanding borrowings under the Revolver, respectively.  At December 31, 2009, 2010 and 2011, approximately $11.7 million of the $50.0 million of Revolver capacity was pledged as security for certain letters of credit.  Therefore, the total available cash liquidity, including cash and cash equivalents and total Revolver capacity, less outstanding borrowings and letters of credit secured by the Revolver, was approximately $63.8 million, $46.6 million and $48.3 million at December 31, 2009, 2010 and 2011, respectively.

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

Contractual Obligations

Our contractual obligations consist primarily of maturities of our long-term debt, operating lease arrangements for office space and equipment, telecommunications network managed services agreement, estimated pension payments due to beneficiaries under our unfunded German and Philippine defined benefit pension plans, and a deferred payment with respect to our Interchange acquisition and operations.  The following table summarizes our long-term contractual obligations as of December 31, 2011 (in thousands of dollars):

		Payments Due by Period
As of December 31, 2011	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$785,000	$—	$—	$785,000	$—
Operating leases (2)(3)	75,185	15,743	25,088	13,571	20,783
Network managed service agreement (4)	29,907	7,400	22,507	—	—
Pension obligations for the next ten years	11,793	803	1,767	2,118	7,105
Interchange deferred payment (5)	3,082	—	3,082	—	—
Total contractual obligations	$904,967	$23,946	$52,444	$800,689	$27,888

(1)
Long-term debt consists of Senior Secured Notes issued December 23, 2009 and maturing on June 15, 2015.  The annual interest rate on the notes is 9.75%, with semi-annual interest payments of $38.3 million on June 15 and December 15 each year.

(2)	Amounts are net of sublease rents of approximately $3.8 million in 2012, $4.0 million in 2013, and $1.3 million in 2014.

(3)
In 2009, we entered into a sublease agreement for our former corporate headquarters.  In addition, we entered into an agreement for a new corporate headquarters facility that required aggregate lease payments of $1.7 million in 2010 through 2011, $5.6 million in 2012 through 2013 and $23.9 million for the balance of the initial lease term expected to end in March 2021.  We incurred approximately $8.9 million in relocation costs for new furnishings and leasehold improvements.  Our landlord provided us an allowance of $4.6 million for certain of these costs.

(4)	Amounts are based upon the minimum revenue guarantee in the agreement. Actual costs have exceeded the minimum revenue guarantee in each period of the contract to date.

(5)
In accordance with the December 2008 Interchange acquisition agreement, the former shareholders of Interchange (who were also Interchange’s largest customers) are due a deferred payment or “rebate” which is calculated as a percentage of annual revenue generated by those customers for a 5-year period after acquisition.  The rebate is also discounted to net present value, as it is not due until 2014.  The cumulative rebate due in 2014 is 5.7 million Brazilian Real ($3.1 million at December 31, 2011 exchange rates).

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the U.S.  Some accounting policies require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results could differ from those estimates, and any differences may be material to our consolidated financial statements.  A description of all of our significant accounting policies used is included in Note 2 to our audited consolidated financial statements, included herein.  Some of these policies involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our consolidated financial statements.

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

Transaction Processing — We earn recurring transaction processing revenue from facilitating the exchange of business documents among its customers’ computer systems and those of their trading partners.  Such revenues are generally based on a per-transaction fee or monthly minimum charge and are recognized in the period in which the related transactions are processed.  Revenue on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of actual transactions or the specified contract minimum amounts.

Professional Services — We earn professional service revenue generally pursuant to time and material contracts and in most instances revenue is recognized as the related services are provided, except when such services are associated with a new project implementation, in which case the associated revenue is deferred over the contract term as outlined below.

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

Effective January 1, 2011, we adopted the provisions of Accounting Standards Update (“ASU”) 2009-13 – Revenue Arrangements with Multiple Deliverables, which requires companies to allocate the overall arrangement consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence (“VSOE”) or other third-party evidence of the selling price.  We identified no significant impact on our consolidated results of operations and financial condition of adopting ASU 2009-13.  For non-software arrangements with more than one element of revenue with stand-alone value, we allocate revenue to each component based on VSOE, or third party evidence of selling price when available, or estimated selling price.  VSOE for software maintenance is based on contractual renewal rates.  Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

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

We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these deferred costs as of December 31, 2010 and 2011 was $18.9 million and $26.4 million, respectively.

Valuation of Accounts Receivable

We must make estimates of potential uncollectible amounts and credits to be issued in valuing our accounts receivable.  We analyze historical credits issued, current economic trends and changes in customer demand and acceptance of our products and services when evaluating the overall adequacy of the provision for sales returns and allowances.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the overall adequacy of the allowance for doubtful accounts.  However, if the financial condition of our customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required.  As of December 31, 2009, 2010 and 2011, we had allowances for doubtful accounts and sales allowances of $14.3 million, $12.4 million and $14.8 million, respectively.

Capitalization of Software

We capitalize software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40 – Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.  We begin to capitalize costs for software to be used internally when we enter the application development stage.  This occurs when we have completed the preliminary project stage, our management authorizes and commits to funding the project and we believe it is feasible that the project will be completed and the software will perform the intended function.  We stop capitalizing costs related to a software project when we believe we have entered the post implementation and operation stage.  We capitalized approximately $17.5 million, $16.9 million and $24.9 million during the years ended December 31, 2009, 2010 and 2011, respectively.  If we were to make different determinations with respect to the state of development that a software project had achieved, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

The costs we capitalize during the application development stage consist of payroll and related costs for our employees who are directly associated with, and who devote time directly to, a project to develop software for internal-use.  We also capitalize the direct costs of materials and services, which generally includes outside contractors, and interest.  We do not capitalize any general and administrative or overhead costs or costs incurred during the application development stage related to training or data conversion costs.  We capitalize costs related to upgrades and enhancements to internal-use software if those upgrades and enhancements result in additional functionality.  If upgrades and enhancements do not result in additional functionality we expense those costs as incurred.  If we were to make different determinations with respect to whether upgrades or enhancements to software projects would result in additional functionality, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

We begin to amortize capitalized costs with respect to development projects for internal-use software when the software is ready for use.  We generally amortize the capitalized software development costs using the straight-line method over a five-year period.  In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors.   Amortization expense related to software for internal use was $22.8 million, $20.8 million and $20.2 million for the years ended December 31, 2009, 2010 and 2011, respectively.  If we were to make different determinations with respect to the estimated useful lives of the software, the amount of amortization we charge in a particular period could differ materially.

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

Valuation of Long-lived Assets

Our long-lived assets, which consist primarily of property and equipment, including capitalized costs for software developed for internal use, and acquired intangible assets totaled approximately $100.5 million, $236.9 million and $225.5 million as of December 31, 2009, 2010 and 2011, respectively.  We periodically evaluate the estimated useful life of property and equipment and, when appropriate, adjust the useful life thereby increasing or decreasing the depreciation expense recorded in the current and in future reporting periods.  We also assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:

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

Goodwill

As of December 31, 2010 and 2011, we had goodwill in the amount of $264.9 million and $268.8 million, respectively.  We test goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment.  The impairment test involves two steps.  In the first step we compare the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, step two is performed to measure the impairment loss.

In December 2010, the FASB issued ASU 2010-28 – Intangibles – Goodwill and Other (Topic 350) (previously Emerging Issues Task Force (“EITF”) Issue No. 10-A – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts).  ASU 2010-28 requires companies that are performing their goodwill impairment testing (either on an annual or interim basis) and have identified a reporting unit with a zero or negative carrying value of equity during step one of the test, to perform step two of the goodwill impairment test and determine if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 became effective prospectively for public entities whose fiscal years, and interim period within those years, begin after December 15, 2010.  We adopted ASU 2010-28 as of January 1, 2011 and, aside from potentially more frequent impairment testing of goodwill since we currently have a negative carrying value of equity (a stockholder’s deficit), identified no material impact that its adoption had on our consolidated results of operations and financial condition.

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

As of December 31, 2010 and 2011, we completed impairment testing (including the required step-two test) and determined that goodwill was not impaired.  Our test is based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2010 and 2011.

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

Deferred Taxes

As of December 31, 2010 and 2011, we had net deferred tax liabilities of $1.1 million and $4.7 million, respectively.  Such amounts are net of valuation allowances of $332.2 million and $329.7 million as of December 31, 2010 and 2011, respectively.  We consider the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies in assessing the realization of deferred tax assets.  Management believes we will achieve profitable operations in future years that will enable us to recover the benefit of our deferred tax assets.  However, we presently do not have sufficient objective evidence that it is more likely than not that we will realize the benefits from our deferred tax assets and, accordingly, have established a full valuation allowance for our U.S. and selected foreign net deferred tax assets as required by U.S. GAAP.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The ASU was issued concurrently with International Financial Reporting Standards (“IFRS”) 13 – Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements.  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already permitted under IFRS or U.S. GAAP.  Public entities are required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011 and early adoption is not permitted.  We are currently evaluating the potential impact of the adoption of ASU 2011-04, but do not believe it will have a significant impact on our financial statement presentation and disclosure, or our consolidated results of operations or financial condition.

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This ASU follows and codifies an April 2011 Exposure Draft that was intended to simplify how an entity is required to test goodwill for impairment in response to concerns expressed by companies about the cost and complexity of performing the goodwill impairment test, as prescribed by existing guidance under ASU 2010-28, issued in December 2010.  This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity will not be required to calculate the fair value of a reporting unit and perform the two-step test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We are evaluating the potential impact of adopting ASU 2011-08, and believe it will simplify our annual and interim goodwill impairment testing while having no significant impact on our consolidated results of operations and financial condition.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures include the effect of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period.  Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholder's deficit titled “accumulated other comprehensive loss.”  Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation.  Our foreign currency risk is primarily for transactions denominated in the British pound, European euro, Japanese yen, Brazilian real, Australian dollar and Canadian dollar.

Although much of our revenues are generated in U.S. dollars, approximately $199.0 million, or 41.5% of our total revenues for the year ended December 31, 2011, were generated in non-U.S. dollar denominated currencies.  Our revenues generated in non-U.S. dollar denominated currencies for the year ended December 31, 2010 were $188.8 million, or 45.2% of our total revenue.

Our operating expenses are also generally denominated in U.S. dollars; however, approximately $120.8 million, or 31.1% of our total operating expenses for year ended December 31, 2011, were denominated in foreign currencies.  Our operating expenses generated in foreign currencies for the year ended December 31, 2010 were $106.9 million, or 31.2% of our total operating expenses.

Due to the relatively weaker U.S. dollar during the year ended December 31, 2011, our operating income was favorably affected by $5.5 million when compared to the year ended December 31, 2010.

From a sensitivity analysis viewpoint, based on our financial results for the year ended December 31, 2011, a hypothetical overall 10% change in the U.S. dollar from the average foreign exchange rates during the year ended December 31, 2011 would have impacted our revenue and operating income by approximately $19.9 million and $7.8 million, respectively, for the year ended December 31, 2011.

Interest Rate Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.  Because our Senior Secured Notes bear interest at a fixed rate of 9.75%, our exposure to market risk for changes in interest rates relates primarily to our Revolver and previously to our interest rate swap agreement prior to its expiration in April 2011.

On December 23, 2009, we entered into a Credit and Guaranty Agreement which provides us with a $50.0 million revolving credit facility, or “Revolver.”  The Revolver was amended on February 29, 2012 and provides for an interest rate at 4.50% above the LIBOR, or a rate that is 3.50% above the administrative agent’s “base rate”, at our option.  Prior to the amendment, the actual impact of any change in the applicable interest rate on our results of operations could be affected by the existence of interest rate floors established for the LIBOR and the administrative agent’s “base rate”.

Until April 2011, we had an interest rate swap agreement with a commercial bank with a notional amount of $255.0 million.  The provisions of the agreement provided that we would pay the counterparty a fixed rate of 3.86%.  The counterparty would pay us a variable rate equal to the three-month LIBOR, which was 0.30% at March 31, 2011, just prior to the swap agreement’s expiration.  The fair value of the interest rate swap was $4.7 million as of December 31, 2010.  The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2.3 million having been made on that date.  The interest rate swap was recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2010.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage our exposure related to changes in the three-month LIBOR rate associated with our previously outstanding variable-rate credit facility.  As the hedged future forecasted transactions (variable interest payments on the credit facility) were no longer probable of occurring upon the repayment and extinguishment of the previously outstanding credit facility in December 2009, the effective portion of the hedge was reclassified out of accumulated other comprehensive loss into interest expense in December 2009.  In addition, changes in the fair value of the interest rate swap were recorded through interest expense.  The change in fair value of the interest rate swap of $7.2 million was recorded as a reduction to interest expense for the year ended December 31, 2010.  The change in fair value of the interest rate swap of $4.7 million for the period from January 1, 2011 until the settlement and final payment in April 2011 was recorded as a reduction to interest expense for the year ended December 31, 2011.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this item, beginning on page F-1 of the Annual Report on Form 10-K.  The financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants or Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our principal executive officer and our principal financial officer, as of December 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

(c)	Changes in Internal Control Over Financial Reporting

We continue to evaluate and integrate certain business processes and systems.  Accordingly, certain changes have been made, and will continue to be made, to our internal controls over financial reporting.  In March 2011, we hired a new Vice President, Global Controller and Treasurer who is responsible for our accounting and financial reporting activities.  On April 27, 2011, our board of directors designated the new Vice President, Global Controller and Treasurer as our principal accounting officer.  In June 2011, we hired an Americas Controller; a Controller for our U.K. operating entities; and a Global Billing Director, which is a newly created position.  In September 2011, we hired an External Financial Reporting Senior Manager who had been providing similar services to us on a contract basis since January 2011.  In October 2011, we replaced our previous Director of Global Tax who had resigned in August 2011.  In February 2012, we created and filled a Director of Finance position in Brazil.

There have been no other changes in our internal control over financial reporting during the year ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)    Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent material errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

ITEM 9B.  Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding the executive officers, directors and certain other employees who report directly to the Chief Executive Officer of GXS as of the filing date of this Annual Report on Form 10-K.

Name	Age	Position
Robert Segert	43	Director, President and Chief Executive Officer
Gregg Clevenger	48	Executive Vice President and Chief Financial Officer
Scott Cravotta	44	Senior Vice President, Global Professional Services
Miguel Garcia	54	Senior Vice President, Product Development and Chief Technology Officer
George Hall	57	Senior Vice President, Human Resources
Sal Mahbouba	54	Senior Vice President, Customer Support
Richard Nash	51	Senior Vice President, General Counsel and Secretary
Pat. Salmonese	58	Senior Vice President, Business Integration
Karl Salnoske	58	Executive Vice President, Service Delivery and Chief Information Officer
Steven Scala	51	Senior Vice President, Corporate Strategy and Development
George Schulze	56	Executive Vice President, Global Sales
David Swanlaw	52	Senior Vice Present, Global Operations
Michael Tschiderer	52	Vice President, Global Controller and Treasurer
David Golob	44	Chairman of the Board of Directors
Prescott Ashe	44	Director
Kevin Genda	47	Director
Gary Greenfield	57	Director
John McKenna	56	Director
Venkat Mohan	58	Director
My Le Nguyen	30	Director
Carl Wilson	65	Director

The following is a brief biography of each of our executive officers and directors:

Robert Segert has been a Director since 2008 and GXS’s President and Chief Executive Officer since 2008.  Prior to joining GXS in 2008, Mr. Segert spent ten years at EDS in various capacities, including leader of the Global Financial Products Industry, Chief Marketing Officer, General Manager of U.S. Financial Services and Managing Director of Corporate Strategy and Planning.  He has also held roles at A.T. Kearney and Frito-Lay, Inc.  Mr. Segert received a Bachelor of Science degree in Mechanical Engineering from Purdue University and a Masters in Business Administration from Harvard Business School.  Mr. Segert also serves on the board of directors of EPAM Systems, Inc.

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

Scott Cravotta has served as Senior Vice President of Global Professional Services for GXS since August 2011.  Mr. Cravotta has over 18 years of experience in Professional Services, most recently as Vice President and General Manager at Automatic Data Processing (ADP), one of the world’s largest providers of business outsourcing solutions.  Mr. Cravotta spent approximately 14 years at ADP in various Professional Services leadership roles, as well as many years as Vice President of Product Development, developing and hosting enterprise scale portal and SaaS applications.  Early in his career, Mr. Cravotta was a technical and ERP implementation expert working at CDG & Associates and Perdue Farms Inc.

Miguel Garcia has served as Senior Vice President of Product Development and Chief Technology Officer for GXS since February 2011.  Prior to joining GXS, Mr. Garcia was Senior Vice President, Product Development for SAP Business Objects from 2006 to 2010, where he was responsible for the development of products in Business Intelligence, Enterprise Performance Management and Governance Risk and Compliance.  Mr. Garcia served as Vice President of Software Development and Architecture at S1 Corporation and as Vice President of Software Development and Technology Strategy at CNN Interactive, and was part of the team that created the CNN.com family of sites.  He holds a BEng in Electronic Engineering from Universidad Javeriana, in Bogota, Colombia and a MSCS from the State University of New York at Stony Brook.

George Hall has served as Senior Vice President, Human Resources for GXS since September 2010.  He oversees all human resources functions worldwide, including:  talent acquisition and management, performance development, organizational capability, compensation and benefits, and employee relations.  Mr. Hall began his Human Resources career over 25 years ago in the financial services sector.  He has served as a senior human resources executive in a variety of industries, including:  software products and services, retail, and most recently as the Global Human Resources Officer at Marriott International prior to joining GXS.  Mr. Hall received his undergraduate in Business Administration from the University of Texas at Austin.

Sal Mahbouba has served as Senior Vice President, Customer Support for GXS since February 2012.  Prior to joining GXS, Mr. Mahbouba served in 2011 as President, Global Services for Sanmina-SCI where he was responsible for driving revenue and providing delivery of Sanmina-SCI Services.  From 2005 to 2010, Mr. Mahbouba was General Manager and Vice President, Global Support Services at Avaya responsible for Support Services profit and loss, including offer definition, go to market strategy, and services delivery.  Earlier in his career, he held various senior leadership positions with Oracle Corporation and Fujitsu America.  He holds a Bachelor of Science in Mathematics and a Master of Science in Computer Science from City University of New York.  Mr. Mahbouba is a director of Redhawk Investments, LLC.

Richard Nash has served as Senior Vice President, General Counsel and Secretary for GXS since 2008.  Prior to joining GXS in 2008, Mr. Nash was Associate General Counsel and Corporate Secretary of Friedman, Billings, Ramsey Group, Inc., a financial services firm, and of FBR Capital Markets Corporation, its investment banking subsidiary.  From 2001 to 2005, Mr. Nash was Vice President, Corporate Affairs of Intelsat, a global satellite communications and broadcast services provider.  From 1995 to 2001, Mr. Nash was Vice President and Assistant General Counsel of Global TeleSystems, Inc.  Mr. Nash received his A.B. from Princeton University (Woodrow Wilson School of Public and International Affairs) and his J.D. from Columbia Law School.

Pat. Salmonese has served as Senior Vice President, Business Integration for GXS since early 2012.  Prior to this position, she served in various leadership capacities for GXS, including Vice President & General Manager for the Product Master Data Management business line and, most recently, as Vice President/Customer Executive for a strategic customer relationship.  Prior to the acquisition of HAHT Commerce by GXS in 2004, she served as Vice President/General Manager of HAHT’s global professional services division.  In her more than 25 years of experience, Ms. Salmonese has served in various leadership capacities for organizations dedicated to the development and delivery of leading edge technology solutions and services, including TRW System & Integration Group, BDM International, and Peopleclick, Inc.

Karl Salnoske has served as Executive Vice President of Service Delivery and Chief Information Officer for GXS since January 2010.  Prior to joining GXS, Mr. Salnoske was Vice President and Chief Information Officer of Schering-Plough Corporation from 2004 to 2009.  Mr. Salnoske was Chief Executive Officer of Adaptive Trade, a software company, from 2001 to 2004.   From 1999 to 2001 Mr. Salnoske served as vice president of IBM’s Global Services division where he was responsible for e-business services, including electronic data interchange (“EDI”).  He holds a BSEE from Virginia Polytechnic Institute and an MSEE from Rochester Institute of Technology.

Steven Scala has served as Senior Vice President of Corporate Strategy and Development at GXS since 2011 and previously was Senior Vice President of Corporate Development from 2002 to 2011.  From 1999 to 2002, he served as GXS’s (then GE Information Systems) Vice President of Marketing and as the Marketing Director of EDI software and services from 1997 to 1999.  Prior to joining GXS, Mr. Scala worked in various capacities at IBM from 1982 to 1997 including as a Marketing Manager from 1996 to 1997.  Mr. Scala received a Bachelor of Science degree in Management Information Systems from Southern New Hampshire University and a Masters in Management Science from the University of South Florida.

George Schulze has served as Executive Vice President of Global Sales for GXS since February 2012.  Prior to February 2012, he had served as Senior Vice President of Global Sales since 2008.  Mr. Schulze joined GXS in 2005 as Vice President of Sales for the Americas region.  Prior to joining GXS, Mr. Schulze was Vice President and Managing Director of Sales at BearingPoint, Inc. from 2002 to 2005 and a Managing Director of KPMG LLP from 1999 to 2000.  Mr. Schulze holds a Bachelor of Science degree in Civil Engineering from Lehigh University.

David Swanlaw has served as Senior Vice President, Global Operations at GXS since the Inovis Merger in 2010.  He is responsible for overseeing the management of GXS’s technical network operations and security, service delivery from the data centers, and all GXS facilities.  Mr. Swanlaw served as Vice President, Operations Support Services and Network Operations at Inovis.  He has more than 28 years of experience in the hosted B2B services business.  Mr. Swanlaw’s early career included managing development and technical support at the Pacific Stock Exchange, where he was responsible for options trading systems.  In addition, he managed operations at a small retail goods import company and served in the U.S. Navy.  Mr. Swanlaw holds a degree in Computer Science from the College of Marin.

Michael Tschiderer has served as Vice President, Global Controller and Treasurer (Principal Accounting Officer) of GXS since March 2011.  He previously served as Vice President of Finance of Infinia Corporation from 2008 to 2011.  Prior to that, Mr. Tschiderer served from 2006 to 2008 as Executive Vice President and Chief Financial Officer of Ecovation, Inc., and from 2000 to 2006 was Senior Vice President of Finance, Controller and Treasurer of Mpower Communications.  Earlier in his career, Mr. Tschiderer, a certified public accountant, was a partner with Bonadio & Co. LLP, an accounting firm, and an audit manager with Arthur Andersen & Co.  Mr. Tschiderer holds a Bachelor of Business Administration degree from St. Bonaventure University.

David Golob has been the Chairman of the Board of Directors since October 2011 and a Director since 2002.  Mr. Golob is also the Chairman of each of the board’s three committees - Executive, Audit and Compensation.  Mr. Golob joined Francisco Partners as a Partner in 2001.  From 1998 to 2000, Mr. Golob was a Managing Director with Tiger Management Corporation.  Mr. Golob also serves on the board of directors of Attachmate, Barracuda Networks, Inc., City Index, Grass Valley and Foundation 9 Entertainment.

Prescott Ashe has been a Director since the Inovis Merger in 2010.  Mr. Ashe has been a Managing Director of Golden Gate Capital since its inception in 2000.  Prior to joining Golden Gate Capital, Mr. Ashe was a Principal at Bain Capital, which he initially joined in 1991.  Prior to Bain Capital, Mr. Ashe was a consultant at Bain & Company.  Mr. Ashe also serves on the board of directors of Aeroflex Holding Corp., Aspect Software Inc., U.S. Silica Holdings, Inc., and GGC Software Holdings Inc.  Mr. Ashe holds a J.D. from Stanford Law School and a B.S. in Business Administration from the University of California at Berkeley.

Kevin Genda has been a Director since the Inovis Merger in 2010.  He is a Senior Managing Director of Cerberus Capital Management, L.P. and the Vice Chairman of Ableco Finance LLC.  Prior to joining Cerberus and Ableco in 1995, Mr. Genda was Vice President for New Business Origination and Evaluation at Foothill Capital Corporation.  Mr. Genda previously worked at Huntington Holdings, a leveraged buyout firm, and at The CIT Group/Business Credit, Inc.  He is a graduate of Yale University.

Gary Greenfield has been a Director since 2003 and served as the Chief Executive Officer of GXS from 2003 to 2007.  During the same period, he also served as an Operating Partner with Francisco Partners.  Mr. Greenfield is Chairman, President and Chief Executive Officer of Avid Technology, Inc., which he joined in 2007.  Mr. Greenfield serves on the board of directors of Avid, Epocrates, Inc. and Vocus, Inc.

John McKenna has been a Director since 2006.  Mr. McKenna is Chairman and Chief Executive Officer of ConvergeOne, LLC.  Prior to becoming CEO in August 2008, Mr. McKenna served for more than eight years as CEO of Siemens IT Solutions and Services, Inc. and as a member of the company’s North American Management Board.

Venkat Mohan has been a Director since 2002 and is a member of the Compensation and Audit Committees.  Mr. Mohan is an Operating Partner at Norwest Venture Partners, which he joined in 2000.  Before joining Norwest Venture Partners, Mr. Mohan served for one year as President and Chief Operating Officer of OnDisplay, Inc.  Mr. Mohan also sits on the board of directors of Clairmail, Inc., The 41st Parameter, Inc., RiseSmart, Inc., and TrustID.  Norwest Venture Partners is one of the co-investors with Francisco Partners.

My Le Nguyen has been a Director since October 2011.  Ms. Nguyen is a Vice President of Francisco Partners, where she evaluates and executes private equity investments across the technology industry.  She currently serves on the boards of WatchGuard Technologies and EF Johnson Technologies.  Prior to joining Francisco Partners in 2005, Ms. Nguyen worked at Morgan Stanley in the Technology Group, where she executed a number of transactions across the software, systems and Internet sectors.  She also previously worked at IDG Ventures, a leading global venture capital firm.  Ms. Nguyen has an MBA from the Stanford Graduate School of Business and a BA in Economics from Stanford University.

Carl Wilson has been a Director since 2003 and is a member of the Compensation Committee.  He served as Executive Vice President and Chief Information Officer of Marriott International, Inc. from 1997 to 2011.  Before joining Marriott International, Mr. Wilson served as Chief Information Officer and Vice President of Information Resources for Georgia-Pacific Corporation and before that as Senior Vice President of Management Information Services for the Food and International Retailing Sectors of Grand Metropolitan Plc.  Mr. Wilson has also served on the IBM Board of Advisors, the AT&T Executive Customer Advisory Council, the Oracle CIO Advisory Board and the board of directors of The Reader’s Digest Association, Inc.

Board of Directors

We are a privately owned company.  Our Board of Directors currently consists of nine directors.  Our by-laws provide that our Board of Directors shall consist of two directors, or such other number as agreed by the board.  One member is appointed by and is a partner of Golden Gate Capital and one member is appointed by and is a partner of Cerberus Partners.  The remaining seven directors are appointed by Francisco Partners.

Our Board of Directors has established the following committees:

Executive Committee.  Except to the extent that its powers are limited by law, our articles of incorporation or by-laws or our Board of Directors, the Executive Committee has the same powers as our Board of Directors.  During the intervals between meetings of the Board of Directors, the executive committee may exercise all of the powers of the Board of Directors in the management and control of our business.  All action taken by the executive committee is required to be reported at the Board’s first meeting after the action is taken.  Mr. Golob serves as chairman of our Executive Committee.

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

The compensation committee also administers our compensation and benefit plans and programs, including our stock incentive plan and other long-term incentive plans.  Because our common stock is not currently listed on a national securities exchange, we are not required to have an independent compensation committee.  Members of our compensation committee are Messrs. Golob, Mohan and Wilson, with Mr. Golob serving as chairman.

Although, as noted above, the composition of our Board of Directors has been determined by the stockholders agreement, we believe that our directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure (see primarily the information discussed in each director’s biography set forth above under “Executive Officers and Directors”).  Mr. Golob, as one of the representatives of our majority stockholder, Francisco Partners, L.P., a technology focused private equity firm, has been a director since Francisco Partners and its co-investors' acquisition of us from General Electric in 2002.  He has an extensive background in and knowledge of the business issues, challenges and opportunities facing growth companies in information technology, software and services and experience as directors of such companies.  A partner with Francisco Partners since 2001, Mr. Golob formerly was managing director and co-head of the global technology group at Tiger Management, and previously was a private equity investor at General Atlantic Partners and Sutter Hill Ventures, where he focused on the software industry.  Mr. Golob was a management consultant with McKinsey & Company earlier in his career.  Ms. Nguyen is another representative of our majority stockholder and became a director in October 2011.  Ms. Nguyen is a vice president of Francisco Partners, where she evaluates and executes private equity investments across the technology industry.  Prior to joining Francisco Partners in 2005, Ms. Nguyen worked at Morgan Stanley in the Technology Group, where she executed a number of transactions across the software, systems and Internet sectors.  She also previously worked at IDG Ventures, a leading global venture capital firm.

Mr. Ashe, as the representative of one of our principal stockholders, Golden Gate Capital, was previously a director of Inovis International.  Mr. Ashe has been a managing director of Golden Gate Capital since 2000, when he co-founded the firm.  Formerly Mr. Ashe was a principal at Bain Capital and a strategy consultant with Bain & Company.  Mr. Genda, as the representative of Cerberus Capital Management L.P., one of our other principal stockholders, also was previously a director of Inovis International.  He is a senior managing director of Cerberus Capital Management, L.P. and vice chairman of Ableco Finance LLC.  Prior to joining Cerberus and Ableco in 1995, Mr. Genda was vice president for new business origination and evaluation at Foothill Capital Corporation.  Mr. Genda previously worked at Huntington Holdings, a leveraged buyout firm, and at the CIT Group/Business Credit, Inc.

Mr. Greenfield is chairman, president and chief executive officer of Avid, Technologies, Inc., with diverse senior executive experience in high technology companies, including service from 2003 to 2007 as our chief executive officer.  During the same period, he also served as an operating partner with Francisco Partners.  From 2002 to 2003, Mr. Greenfield served as chief executive officer of Peregrine Systems, Inc., an infrastructure management software company, and prior to that, as president and chief executive officer of Merant PLC, a provider of software solutions for enterprise change management.  Mr. McKenna, chairman and chief executive officer of ConvergeOne, has over 20 years of senior executive experience in the information technology services industry, including 8 years as chief executive officer of Siemens IT Solutions and Services, Inc.  Mr. Mohan, operating partner in Norwest Venture Partners, a co-investor with Francisco Partners, has more than 25 years of experience in company operations.  Before joining Norwest Venture Partners, Mr. Mohan served for several years as president and chief operating officer of OnDisplay, a leading provider of B2B infrastructure software and services.  From 1996 to 1999, Mr. Mohan also served as our vice president of Global Marketing and Business Development.  Mr. Segert, our president and chief executive officer since 2008, has broad and diverse experience in the information technology services industry.  Prior to joining GXS, Mr. Segert spent more than 10 years with EDS in various roles including chief marketing officer, general manager of U.S. Financial Services, vice president Global Financial Products, managing director Corporate Strategy and Planning, and managing director of Corporate Development.  Prior to EDS, Mr. Segert was a consultant for A.T. Kearney and worked as an engineer for Frito-Lay.  Mr. Wilson has extensive experience serving as chief information officer and in other senior information technology positions with Marriott International, Georgia Pacific Corporation and Grand Metropolitan plc.

Code of Ethics

 We have adopted a Compliance Guide that includes a code of ethics and conduct and applies to all employees, including our Chief Executive Officer (principal executive officer), our Chief Financial Officer (principal financial officer), our Vice President, Global Controller and Treasurer (principal accounting officer), and any other person performing similar functions.  The Compliance Guide and code of ethics and conduct is posted on our website at www.gxs.com.  Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, or any other report we file with the SEC.

ITEM 11.     Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis provides information regarding certain aspects of our overall compensation philosophy and objectives and the elements of compensation paid to our named executive officers in 2011.  Our named executive officers for fiscal year 2011 were:

•	Robert Segert, President and Chief Executive Officer;

•	Gregg Clevenger, Executive Vice President and Chief Financial Officer;

•	George Schulze, Executive Vice President, Global Sales;

•	Karl Salnoske, Executive Vice President, Service Delivery and Chief Information Officer; and

•	Steven Scala, Senior Vice President, Corporate Strategy and Development.

Historical Compensation Program

As a private company, our compensation decisions relating to our executive officers have historically been based on the goal of achieving performance at levels necessary to provide meaningful returns to our equity sponsors.  To this end, our compensation decisions in 2011 were primarily aimed at recruiting, retaining, and motivating individuals who could help us meet and exceed our Company’s financial and operational objectives.

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

Elements of 2011 Compensation

This section describes the various elements of our compensation program for our named executive officers in 2011, summarized in the table below, and why the Compensation Committee chose to include these elements of compensation in our compensation program.  As detailed below, our executive compensation program consists of three principal elements:

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

•
Performance-Based Annual Incentive Compensation.  The performance-based annual incentive compensation consists of an annual cash bonus award under our Management Bonus Plan for named executive officers and other executive officers, an annual plan approved by our board of directors.  The performance-based cash bonus awards are based on two components, company financial performance and individual performance.  For 2011, company performance was measured using revenue and adjusted EBITDA targets, as reflected in our 2011 Financial Plan presented to and approved by the board of directors at the January 2011 board meeting.  After determining the level of funding of the executive bonus pool based on our company’s performance, a named executive officer’s target bonus can be adjusted up or down by up to 50 percent based on the named executive officer’s individual performance, with the exception of Mr. Segert whose bonus target can be adjusted up or down 25 percent.  The Compensation Committee reviews and, as appropriate, adjusts the targets and structure of the Management Bonus Plan annually.  Delivering a significant portion of total compensation to our named executive officers if the annual performance goals are met reflects one of the core objectives of our compensation program, pay-for-performance, which the Compensation Committee believes benefits the stockholders.  In 2011, the Compensation Committee approved 2011 annual bonus targets for our named executive officers as follows:  Mr. Segert - $400,000; Mr. Clevenger - $150,000; Mr. Schulze - $200,000; Mr. Salnoske - $175,000 and Mr. Scala - $140,000.  The Compensation Committee also approved special bonus targets for Mr. Segert in the amount of up to $500,000 for 2011 and up to $250,000 for 2012, based on the Company achieving certain revenue growth goals.  Although Section 162(m) of the Code does not apply to us as a private company, the program was designed to comply with its requirements of tax deductibility of annual performance-based incentive compensation paid to our named executive officers.

•
Long-term Incentive Compensation.  Long-term equity awards, as well as Management Incentive Award Program (“MIAP”) payment levels for executive officers hired prior to the Inovis Merger, are typically granted or established when a named executive officer is hired.  The Compensation Committee reviews long-term equity compensation at least annually, and may make equity awards and adjust MIAP payment levels from time to time for retention, market or other purposes (see descriptions under “Stock Incentive Plans” and “Management Incentive Award Program”).

In addition, our named executive officers participate in benefit programs in which all of our employees participate (based on standard criteria such as location, minimum length of service and hours worked per week).  We do not currently provide perquisites, defined benefit plans or other retirement benefits, or deferred compensation to executive officers.

In setting overall compensation for our named executive officers and other executive officers, the Compensation Committee review market information and considers other factors such as the executive’s experience, performance and responsibilities.  We seek to target “at market” compensation as within 15 percent of the 60th percentile for total cash compensation (i.e., base salary plus bonus) and within 15 percent of the 60th percentile for long term incentives.  We consider individual factors such as experience, tenure and performance for acceptable compensation ranges.  We benchmark cash and equity compensation relative to market comparables.  Specifically, we:

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

In late 2010, we engaged Mercer Consulting to assess the market compensation levels for 13 executive-level positions including, but not limited to, our then-named executive officers.  Mercer’s results were reported to our Compensation Committee for their consideration in reviewing executive compensation levels in 2011.  As part of its assessment, Mercer collected survey data from nationally published compensation surveys to benchmark compensation based on job function for the executive positions, including from the following survey sources:  2010 Culpepper Executive Compensation Survey, 2010 Mercer U.S. Global Premium Executive Remuneration Suite, 2010 Mercer Brazil Total Remuneration Survey (for the Brazil-based country manager), 2010 Wyatt Survey Report on Top Management Compensation and 2009 Gartner Information Technology Market Compensation Survey.  Mercer compared the job content from the survey job descriptions to the respective executive position roles and duties and, where applicable, used a premium or discount to account for differences in responsibility or scope between the survey job descriptions and our job descriptions.  Mercer also used filters such as target size and industry to refine the data, for example, using a revenue range of one-half to two-times our current annual revenue (at the time) for most corporate executive positions, and updated survey results by a factor of 3 percent to bring current with April 1, 2011, our target date for 2011 salary increases for executives.

In late 2011, we engaged Radford to assess the market compensation levels for 11 executive-level positions including, but not limited to, our then-named executive officers.  Radford’s results were reported to our Compensation Committee for their consideration in reviewing executive compensation levels in 2012.  As part of its assessment, Radford blended survey data using a special cut specific to the Named Peers and a broader survey cut (where possible).  The survey composite was then blended with proxy data to form a market composite.  Radford compared the job content from the survey job descriptions to the respective executive position roles and duties and, where applicable, used a premium or discount to account for differences in responsibility or scope between the survey job descriptions and our job descriptions.  Radford also used filters such as target size and industry to refine the data, for example, using a revenue range of one-half to two-times our current annual revenue (at the time) for most corporate executive positions, and updated survey results by a factor of 3 percent to bring current with April 1, 2012, our target date for any 2012 salary increases for executives.

These elements of our executive compensation are summarized as follows:

Element	Description	Function

Base Salary	Fixed cash compensation	Provides basic compensation at a level consistent with competitive practices; reflects role, responsibilities, skills, experience and performance.
Performance-Based Annual Incentive Compensation	Payable annually in cash under the Management Bonus Plan. An advance payment of 20% of full-year target is made in August based on first half company revenue and adjusted EBITDA results.	Motivates and rewards for achievement of annual company performance goals, with adjustment for individual performance.

Element	Description	Function

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

Provides for participation in MIAP (see description under “Management Incentive Award Program”).

Motivates and rewards for financial performance over a sustained period; strengthens mutuality of interests between executives and stockholders; increases retention; rewards creation of shareholder value.

Benefits	401(k) plan, healthcare plan and other standard company benefit plans.	Provides market competitive savings and health and welfare benefit programs available to other employees based on standard eligibility criteria.
Executive Perquisites and Other Arrangements	We do not provide perquisites, defined benefit plan or other retirement benefits or deferred compensation.	Not applicable
Retention Incentive Payments	Authorized at the discretion of the Compensation Committee and payable upon specified conditions.	Creates additional means of retaining key executives in a competitive environment.
Special Bonus Payments	Authorized at the discretion of the Compensation Committee.	Rewards executive performance in connection with certain goals.

Long-Term Equity Incentives

Stock Incentive Plans

The Compensation Committee believes that a portion of named executive officer compensation should be in the form of equity awards, to align further the long-term interests of named executive officers with those of our other stockholders and to be used as a retention tool.  Until the Inovis Merger in June 2010, equity awards were made pursuant to the Stock Incentive Plan of our parent company, GXS Holdings (“Holdings Plan”).  The Holdings Plan provides for awards in the form of stock options, restricted stock and restricted stock units, warrants, and other stock-based awards.  The Holdings Plan reserved 18,836,264 shares of common stock of GXS Holdings, Inc. for issuance under that plan, with a plan termination in 2012.  There were no stock options awards granted under the Holdings Plan in 2011.

Effective with the Inovis Merger, shares reserved and granted under the Holdings Plan were subject to a conversion into shares and grants in GXS Group, Inc. at a conversion rate of approximately 18 to 1 multiplied by the Holdings Plan option award quantity, and remain outstanding with their existing vesting schedules and expiration dates and subject to other terms of the Holdings Plan, which GXS Group, Inc. assumed upon the Merger.  Upon conversion, there were 1,055,255 shares of GXS Group, Inc. common stock reserved for issuance under the Holdings Plan.

Following the Merger, the board of directors of GXS Group in July 2010 unanimously approved and adopted the 2010 GXS Group, Inc. Long Term Incentive Plan (“Group LTIP”).  The Group LTIP reserves 14,000,000 shares of common stock of GXS Group, Inc. for issuance under that plan, with a plan termination date of July 28, 2020.  In 2011, we granted 4,425,000 stock option awards under the Group LTIP, including award grants to three of our named executive officers, Messrs. Schulze, Salnoske and Scala, in the amounts of 200,000 options, 100,000 options and 50,000 options, respectively.

Management Incentive Award Program

The MIAP is a cash incentive program initiated to reward and retain our named executive officers and other key executives.  The program’s award payments trigger only upon a liquidity event (an Initial Public Offering or a Change of Control as defined in the MIAP).  The award payments are based upon the achievement of a company equity value for GXS Group (equity value is defined in the MIAP as total capitalization less total debt).  Following the Inovis Merger, the Compensation Committee adjusted the equity valuation triggers in the MIAP to reflect the combined company and the resulting valuation, so that equity value must reach a threshold of $184.9 million to trigger a payment, and payments increase as equity value increases.  The award payments are capped at an equity value for GXS Group of $1,121.7 million.

As of December 31, 2011, the participants in the MIAP included Messrs. Segert, Schulze, Salnoske, and Scala and one other senior executive.  Their individual payment amounts are based on the total number of common stock options held by the participant.  Awards granted to executives after February 1, 2007 vest over four years at a rate of 1/48 per month.  In the event of a Change of Control (as defined under the program), the amount that would otherwise become vested within the 12-month period following the date of the Change of Control shall become fully vested on the date of such Change of Control.  No senior executives hired after June 2, 2010 participate in the MIAP.  Instead, such executives receive option grants to provide meaningful incentive compensation for the executive and meaningful retention value for the Company.

The terms of the MIAP award granted to Mr. Segert provide that the award shall vest in full upon termination of employment not for cause within 12 months following a change of control, as defined in the Holdings Plan.

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

Employment Agreements and Letters with Our Named Executive Officers

We have entered into employment agreements or signed employment offer letters with each of our named executive officers.  Each such agreement or offer letter provides for an annual salary, target bonus, and customary employee benefits.  It also provides for options to purchase shares of common stock of GXS Holdings and participation in the MIAP.  As a condition to receiving the options to purchase GXS Holdings common stock, our named executive officers are subject to non-competition and non-solicitation provisions during their period of employment and for a period of twelve months after termination, and are required to enter into a proprietary information and inventions agreement.

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

The employment agreements provide that if we terminate Mr. Segert or Mr. Scala (as applicable) without cause, other than by reason of the executive’s death or disability, the terminated officer will receive:

•	a lump sum equal to:

•	earned but unpaid salary and accrued benefits; plus

•	an amount equal to:

•	a pro-rata portion of the executive’s most recent annual bonus based on the month of the executive’s termination; plus

•	a severance payment equal to the sum of the executive’s then-current annual salary and most recent bonus; and

•	accelerated vesting of the portion of the executive’s options that would have become vested within the twelve-month period following the date of termination.

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

If we fail to renew Mr. Scala’s employment agreement at the end of the annual renewal term, he will receive:

•	a lump sum equal to earned but unpaid salary and accrued benefits; and

•	a severance payment equal to fifty percent of the sum of the officer’s then-current annual salary and most recent bonus.

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

Offer letters for our other named executive officers (i.e., Messrs. Clevenger, Schulze and Salnoske) provide for employment at will.  The letters provide for termination payments of between nine and twelve months of base salary and pro-rated portion of the executive’s most recent annual bonus upon a termination of employment, other than for cause or resignation.  If the executive is terminated without cause within 12 months following a change of control (as defined in the Stock Incentive Plans) there is accelerated vesting on the date of termination of that portion of the executive’s options that would have become vested and exercisable within 12 months of the termination date.  The offer letters may provide that, in the event of a change of control (as defined in the Stock Incentive Plans) in the event that the executive is not offered a comparable position of employment, such event will be deemed as a termination of employment without cause.

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

 2011 Compensation for Named Executive Officers

During 2011, we paid base salaries to each of our named executive officers as previously approved by the Compensation Committee.   In 2011, the Compensation Committee approved annual salary increases for Messrs. Segert, Schulze and Scala, in the amounts of $100,000, $25,000 and $10,000, respectively.

In early 2011, we paid cash bonuses (which bonuses were based on 2010 performance and had been accrued in the 2010 financial results and reflect in the summary compensation table for 2010) to each of our named executive officers.  In August 2011, we paid 20% of the full-year 2011 target annual cash bonuses based on half-year performance results under the Management Bonus Plan to each of our named executive officers.  In early 2012, we paid each of our named executive officers their remaining 2011 annual cash bonuses based on the 2011 performance and which we accrued into the 2011 financial results and are reflected in the summary compensation table for 2011.  The 2011 annual cash bonuses were paid at approximately 112% of target based on exceeding the targeted revenue and EBITDA levels set in the 2011 Financial Plan.

In March 2012, the Compensation Committee awarded a special bonus to Mr. Segert in the amount of $450,000 in recognition of his efforts in leading the Company to achieve certain 2011 revenue growth goals.  The special bonus was accrued in the 2011 financial results and reflected within the summary compensation table for 2011.

As previously mentioned, during 2011, we made long-term incentive stock option award grants to three of our named executive officers, Messrs. Schulze, Salnoske and Scala, who received 200,000 options, 100,000 options and 50,000 options, respectively.

Following the Inovis Merger in June 2010, the Compensation Committee revised the equity valuation triggers in the MIAP for all participants to reflect the combined company and the resulting valuation, so that equity value of GXS Holdings must reach a threshold of $184.9 million to trigger any payment and provides for potential payments for each $100.0 million of incremental equity value created of approximately $1,882,100 to Mr. Segert, $260,120 to Mr. Schulze, $404,657 to Mr. Salnoske and $533,884 to Mr. Scala, respectively, up to a maximum equity value of $1,121.7 million for GXS Group.  The MIAP provides for payments between each $100.0 million increment of increased equity value created to be paid in accordance with a defined pro-rata calculation.  There were no changes to the thresholds or triggers in the MIAP during 2011.

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2009, 2010 and 2011 by our named executive officers.  Our named executive officers include our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three other most highly compensated executive officers for fiscal year 2011, who were serving as executive officers on December 31, 2011.

SUMMARY COMPENSATION TABLE
FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Robert Segert	2011	575,080	897,360	—	—	—	—	6,112	1,478,552
President and Chief Executive Officer (4)	2010	498,402	357,750	—	—	—	—	1,140	857,292
	2009	507,987	218,103	—	—	—	—	4,207	730,297

Gregg Clevenger	2011	348,882	201,312	—	—	—	—	1,061	551,255
Executive Vice President and Chief Financial Officer	2010	46,965	17,978	—	390,000	—	—	171	455,114
	2009	—	—	—	—	—	—	—	—

George Schulze	2011	343,131	279,600	—	78,000	—	—	1,042	701,773
Executive Vice President, Global Sales	2010	323,962	297,260	—	—	—	—	3,233	624,455
	2009	330,192	177,870	—	—	—	—	6,185	514,247

Karl Salnoske	2011	348,882	166,362	—	39,000	—	—	3,280	557,524
Executive Vice President, Service Delivery and Chief Information Officer	2010	328,754	189,048	—	22,400	—	—	7,622	547,824
	2009	—	—	—	—	—	—	—	—

Steven Scala	2011	296,741	148,747	—	19,500	—	—	2,767	467,755
Senior Vice President, Corporate Strategy and Development	2010	286,773	214,739	—	—	—	—	2,605	504,117
	2009	284,473	154,154	—	9,600	—	—	2,573	450,800

(1)
The bonus amounts represent the sum of cash payments for:  1) performance-based annual incentive compensation under the Management Bonus Plan which is earned and accrued in the calendar year but, other than an advance payment of 20% of full-year annual target made in August based on mid-year performance results, is paid in the first quarter of the subsequent year; and 2) any special bonuses paid during the fiscal year.

(2)
The option award amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, as more fully described in Note 18 to the Company’s consolidated financial statements included in the Form 10-K for the 2011 fiscal year.

(3)	Other compensation includes amounts related to 401(k) matching contributions and imputed income for supplemental life insurance.

(4)
Mr. Segert’s 2011 bonus includes $450,000 in recognition of his efforts in leading the Company to achieve certain 2011 revenue growth goals.  The special bonus, which was accrued in the 2011 calendar year and included in the Company’s 2011 financial results, was paid in the first quarter of 2012.

Grants of Plan-Based Awards

There were no grants of equity incentive plan or other stock awards to the named executive officers during the year ended December 31, 2011.  The following table sets forth information concerning grants of non-equity incentive awards under our MIAP, as well as information concerning the number and value of stock option grants to our named executive officers for the year ended December 31, 2011.

GRANTS OF PLAN-BASED AWARDS
FOR THE YEAR ENDED DECEMBER 31, 2011

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)

George Schulze (1)	4/27/2011	—	—	—	—	—	—	—	200,000	1.26	78,000

Karl Salnoske (2)	4/27/2011	—	—	—	—	—	—	—	100,000	1.26	39,000

Steven Scala (3)	4/27/2011	—	—	—	—	—	—	—	50,000	1.26	19,500

(1)
On April 27, 2011, Mr. Schulze received an option award of 200,000 shares of GXS Group, Inc. under the Group LTIP with an exercise price of $1.26 per share and a four year vesting period, whereby 25% vests upon the first anniversary of the grant and 1/36 vests each month thereafter.  The grant date fair value of Mr. Schulze’s award calculated in accordance with FASB ASC Topic 718 was $0.39 per share, or $78,000.

(2)
On April 27, 2011, Mr. Salnoske received an option award of 100,000 shares of GXS Group, Inc. under the Group LTIP with an exercise price of $1.26 per share and a four year vesting period, whereby 25% vests upon the first anniversary of the grant and 1/36 vests each month thereafter.  The grant date fair value of Mr. Salnoske’s award calculated in accordance with FASB ASC Topic 718 was $0.39 per share, or $39,000.

(3)
On April 27, 2011, Mr. Scala received an option award of 50,000 shares of GXS Group, Inc. under the Group LTIP with an exercise price of $1.26 per share and a four year vesting period, whereby 25% vests upon the first anniversary of the grant and 1/36 vests each month thereafter.  The grant date fair value of Mr. Scala’s award calculated in accordance with FASB ASC Topic 718 was $0.39 per share, or $19,500.

Outstanding Equity Awards

The following table sets forth certain information concerning the number and value of any outstanding unexercised option awards and unvested or unearned stock awards held by our named executive officers at December 31, 2011.  There was no public market for the Company’s common stock as of December 31, 2011.

OUTSTANDING EQUITY AWARDS
AS OF DECEMBER 31, 2011

		Option Awards						Stock Awards		Equity Incentive Plan Awards
		Number of Securities Underlying Unexercised Options (#) (3)						Shares or Units of Stock That Have Not Vested		Unearned Shares, Units or Other Rights That Have Not Vested
Name	Grant Date	Exercisable	Unexercisable	Unearned	Option Exercise Price ($)	Vesting Period (Years)	Option Expiration Date	Number (#)	Market Value ($)	Number (#)	Market or Payout Value ($)
Robert Segert	1/1/2008	170,100	3,619	—	8.93	4(1)	1/1/2018	—	—	—	—

Gregg Clevenger	12/1/2010	250,000	750,000	—	1.26	4(1)	12/1/2020	—	—	—	—

George Schulze	4/27/2011	—	200,000	—	1.26	4(1)	4/27/2021	—	—	—	—
	12/1/2008	9,454	3,151	—	8.93	4(1)	12/1/2018	—	—	—	—
	2/28/2005	12,605	—	—	8.93	4(1)	2/28/2015	—	—	—	—

Karl Salnoske	4/27/2011	—	100,000	—	1.26	4(1)	4/27/2021	—	—	—	—
	2/1/2010	17,974	21,242	—	8.93	4(1)	2/1/2020	—	—	—	—

Steven Scala	4/27/2011	—	50,000	—	1.26	4(1)	4/27/2021	—	—	—	—
	10/12/2009	9,104	7,703	—	8.93	4(1)	10/12/2019	—	—	—	—
	9/27/2002	31,831	—	—	8.93	7(2)	9/27/2012	—	—	—	—

(1)	Four-year vesting options vest with respect to 25% of the shares underlying the option on the first anniversary of the grant date and 1/36 each month thereafter.

(2)
Seven-year vesting options have a 60% tranche vesting beginning on the first anniversary of the grant date with 25% of that vested immediately, and the balance of such tranche vesting 1/36 each month thereafter.  On each anniversary beginning on the second anniversary of the grant date, a tranche of 10% vests 1/36 each month thereafter.

(3)
Exercisable and unexercisable options held by Messrs. Segert, Schulze, Salnoske and Scala prior to 2011 were converted from the old Holdings Plan option awards to the new Group LTIP option awards after the Inovis Merger using a conversion rate of approximately 18 to 1 multiplied by the prior Holdings Plan option award quantities and the option award exercise price was converted from $0.50 per share to $8.93 per share.  The vesting period, expiration dates and terms of each option remained unchanged.  Mr. Clevenger’s 2010 option awards were granted after the Inovis Merger under the Group LTIP option award exercise price of $1.26 per share and did not require conversion.  Messrs. Schulze, Salnoske and Scala’s 2011 option awards were all under the Group LTIP with an exercise price of $1.26 per share.

Option Exercises and Stock Vested

There were no option awards exercised by the named executive officers or any stock awards that vested for the named executive officers during the year ended December 31, 2011.

Pension Benefits

The Company does not maintain a defined benefit pension plan for its U.S. based employees nor do any of the named executive officers receive any pension benefits from the Company.

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

The following tables show, hypothetically, what each of the current named executive officers would receive upon termination of employment under varying circumstances, assuming such termination occurred on December 31, 2011.  However, these tables do not take into account all of the restrictions and other provisions of relevant employment agreements described under “Employment Agreements and Letters with Our Named Executive Officers”.  These tables do not represent guarantees to any named executive officer that he will receive the amounts set forth.

BENEFITS AND PAYMENTS UPON TERMINATION
AS OF DECEMBER 31, 2011

Name	Resignation Without Good Cause ($)	Resignation With Good Cause ($)	Involuntary Termination Without Cause Following a Change of Control ($)	Death or Disability ($)	Termination for Cause ($)	Termination without Cause ($)
Robert Segert
Accrued Vacation (1)	17,764	17,764	17,764	—	17,764	17,764
Accrued Bonus (2) (3)	368,584	368,584	368,584	—	368,584	368,584
Severance (4)	—	1,047,360	1,047,360	—	—	1,047,360
Vested Shares and Options (5)	—	—	—	—	—	—
Medical Benefits (6) (7)	—	13,883	13,883	9,360	—	13,883
Total	386,348	1,447,591	1,447,591	9,360	386,348	1,447,591

(1)	Calculated as 61.78 hours of accrued unused vacation multiplied by $287.54 per hour.
(2)
For resignation without good cause and termination for cause - paid in accordance with the statutory requirements of Maryland (based on 20% of current year business results if employee left after June 30 but before December 31; after December 31st based on business results of previous year and determination of the Compensation Committee)

(3)
For termination without cause, involuntary termination without cause following a change of control, or resignation with good cause - pro-rata portion of most recent year’s bonus of $447,360 minus any payment made for current year of $78,776.

(4)	Current annual salary of $600,000 plus 100% of the most recent year’s (2011) management bonus of $447,360
(5)	Value of stock options is zero as there is no public market for GXS shares at this time.
(6)	Employer cost for employee to continue on benefits at same rate for 12 months of COBRA coverage.
(7)
In the event of death, six months fully subsidized COBRA for the family paid by the Company.  In the event of long term disability, nine months partially subsidized COBRA paid by the Company in an amount equal to $9,126

Name	Resignation Without Good Cause ($)	Resignation With Good Cause ($)	Resignation With Good Cause or Termination Without Cause Following a Change of Control ($)	Death or Disability ($)	Termination for Cause ($)	Termination without Cause ($)
Gregg Clevenger
Accrued Vacation (1)	6,709	6,709	6,709	—	6,709	6,709
Accrued Bonus (2)	171,771	171,771	171,771	—	171,771	171,771
Severance (3)	—	—	551,312	—	—	551,312
Vested Shares and Options (4)	—	—	—	—	—	—
Medical Benefits (5) (6)	—	—	13,883	9,360	—	13,883
Total	178,480	178,480	743,675	9,360	178,480	743,675

(1)	Calculated as 40 hours of vacation accrued but unused multiplied by $167.73 per hour.
(2)
Paid in accordance with the statutory requirements of Maryland (based on 20% of current year business results if employee left after June 30 but before December 31; after December 31 based on previous year business results and determination of the Compensation Committee).

(3)	Current annual salary of $350,000 plus 100% of the most recent year’s (2011) bonus of $201,312.
(4)	Value of stock options is zero as there is no public market for GXS shares at this time.
(5)	Employer cost for employee to continue on active benefits at same rate for 12 months.
(6)
In the event of death, six months fully subsidized COBRA for the family paid by the Company.  In the event of long term disability, nine months partially subsidized COBRA paid by the Company in an amount equal to $9,126

Name	Resignation Without Good Cause ($)	Resignation With Good Cause ($)	Resignation With Good Cause or Termination Without Cause Following a Change of Control ($)	Death or Disability ($)	Termination for Cause ($)	Termination without Cause ($)
George Schulze
Accrued Vacation (1)	6,709	6,709	6,709	—	6,709	6,709
Accrued Bonus (2)	240,212	240,212	240,212	—	240,212	240,212
Severance (3)	—	—	472,200	—	—	472,200
Vested Shares and Options (4)	—	—	—	—	—	—
Medical Benefits (5) (6)	—	—	10,412	9,360	—	10,412
Total	246,921	246,921	729,533	9,360	246,921	729,533

(1)	Calculated as 40 hours of earned but unused vacation multiplied by $167.73 per hour.
(2)
Paid in accordance with the statutory requirements of Maryland (based on 20% of current year business results if employee left after June 30 but before December 31; after December 31 based on previous year business results and determination of the Compensation Committee).

(3)	Nine months of salary of $262,500 plus nine months of most recent year’s (2011) bonus of $209,700.
(4)	Value of stock options is zero as there is no public market for GXS shares at this time.
(5)	Employer cost for employee to continue on active benefits at the same rate for 9 months.
(6)
In the event of death, six months fully subsidized COBRA for the family paid by the Company.  In the event of long term disability, nine months partially subsidized COBRA paid by the Company in an amount equal to $9,126

Name	Resignation Without Good Cause ($)	Resignation With Good Cause ($)	Resignation With Good Cause or Termination Without Cause Following a Change of Control ($)	Death or Disability ($)	Termination for Cause ($)	Termination without Cause ($)
Karl Salnoske
Accrued Vacation (1)	2,684	2,684	2,684	—	2,684	2,684
Accrued Bonus (2)	131,898	131,898	131,898	—	131,898	131,898
Severance (3)	—	—	514,047	—	—	514,047
Vested Shares and Options (4)	—	—	—	—	—	—
Medical Benefits (5) (6)	—	—	—	—	—	—
Total	134,582	134,582	648,629	—	134,582	648,629

(1)	Calculated as 16 hours of earned but unused vacation multiplied by $167.73 per hour.
(2)
Paid in accordance with the statutory requirements of Maryland (based on 20% of current year business results if employee left after June 30 but before December 31; after December 31 based on previous year business results and determination of the Compensation Committee).

(3)	Annual salary of $350,000 and pro rata portion of prior year (2010) bonus of $164,047.
(4)	Value of stock options is zero as there is no public market for GXS shares at this time.
(5)	Would be eligible for continuation of medical, dental, vision benefits for one year at the current employee rate being paid, but the executive is not currently enrolled in our benefits plan.
(6)
Would be eligible for six months of fully paid COBRA, but the executive is not currently enrolled in our benefits plan.  In the event of disability, would be eligible for nine months of subsidized COBRA paid by the Company but the executive is not currently enrolled in our benefits plan.

Name	Resignation Without Good Cause ($)	Resignation With Good Cause ($)	Involuntary Termination Without Cause Following a Change of Control ($)	Death or Disability ($)	Termination for Cause ($)	Termination without Cause ($)
Steven Scala (1)
Accrued Vacation (2)	1,725	1,725	1,725	1,725	1,725	1,725
Accrued Bonus (3) (4)	121,176	121,176	121,176	121,176	121,176	121,176
Severance (5)	—	—	448,747	—	—	448,747
Vested Shares and Options (6)	—	—	—	—	—	—
Medical Benefits (7) (8)	—	—	5,867	9,027	—	5,867
Total	122,901	122,901	577,515	131,928	122,901	577,515

(1)
Mr. Scala’s employment agreement also provides for alternative payments for benefits calculated similar to the other termination categories should we fail to renew his employment agreement at the end of the annual renewal term. These alternative payments include: accrued vacation of $1,725; accrued bonus of $121,176; severance of $224,374 (which is 50% of annual salary and 50% of most recent year’s (2011) bonus); vested shares and options of zero; and medical benefits of $5,867 representing employer cost of six months subsidized COBRA; for a total of $353,142.  His agreement also provides that in the event of death his estate will be entitled to the accrued compensation, accrued benefits, and an opportunity to exercise any vested options.

(2)	Calculated as 12 hours of accrued but unused vacation multiplied by $143.77 per hour.
(3)
For resignation without good cause, resignation with good cause, and termination with cause - paid in accordance with the statutory requirements of Maryland (based on 20% of business results if employee left after June 30 but before December 31; after December 31 based on previous year business results and determination of the Compensation Committee)

(4)
For termination without cause or involuntary termination without cause following a change of control - pro-rata portion of most recent year’s (2011) bonus of $148,747 minus payment made for current year of $27,572

(5)	100% of annual salary of $300,000 and 100% of most recent year’s (2011) bonus of $148,747
(6)	Value of stock options is zero as there is no public market for GXS shares at this time.
(7)	Employer cost of 6 months of subsidized COBRA under GXS policy.
(8)
In the event of death, six months fully subsidized COBRA for the family paid by the Company.  In the event of long term disability, nine months partially subsidized COBRA paid by the Company in an amount equal to $8,801

Director Compensation

We do not compensate directors who are directly or indirectly affiliated with our principal investors for their service on our board of directors, or any committee of our board of directors.  We currently have two directors who are considered independent or outside directors, as they are neither directly nor indirectly affiliated with our principal investors.  These directors earn fees for their board and committee service (i.e., attendance and participation) and are reimbursed for travel and other out-of-pocket expenses related to their board service.  During 2011, the outside directors’ fees were $7,500 per board meeting and $2,000 per committee meeting.

One of our directors, Gary Greenfield, has a stock appreciation rights agreement with the Company.  Mr. Greenfield is appointed to our board of directors by Francisco Partners, one of our principal investors.  Mr. Greenfield was granted the stock appreciation rights in November 2010, in consideration of his past service to the Company as our chief executive officer and to replace the prior stock appreciation rights originally granted in 2008, but cancelled in connection with the 2010 Inovis Merger.

The following table summarizes the compensation earned by each independent or outside director during the year ended December 31, 2011.

DIRECTOR COMPENSATION
FOR THE YEAR ENDED DECEMBER 31, 2011

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
John McKenna (3)	22,500	—	11,700	—	—	—	34,200

Carl Wilson (4)	45,500	—	11,700	—	—	60,000	117,200

(1)
The amounts disclosed in this column do not include the stock appreciation rights granted to Mr. Greenfield on November 30, 2010 in recognition of his past service to the Company as it replaces the prior stock appreciation rights grant.  The fair market value of these stock appreciation rights as of December 31, 2011 computed in accordance with FASB ASC Topic 718 was $830,000.

(2)
In November 2011, we entered into an agreement with Carl Wilson, a director of the Company, to provide consulting services consisting of operational and technology reviews and assessments, as requested by the Company.  The agreement covers the period commencing November 15, 2011 through February 28, 2012.  During the year ended December 31, 2011, we recorded $60,000 for Mr. Wilson’s accrued consulting services fees.  Additional details regarding this consulting agreement are disclosed in Item13 (Certain Relationships and Related Transactions, and Director Independence) within Part III of this Annual Report on Form 10-K and in Note 20 (Related Party Transactions) to the Company’s consolidated financial statements included in Form 10-K for the 2011 fiscal year.

(3)
On November 1, 2011, Mr. McKenna received an option award of 30,000 shares of GXS Group, Inc. under the Group LTIP with an exercise price of $1.26 per share and a four year vesting period, whereby 25% vests upon the first anniversary of the grant and 1/36 vests each month thereafter.  The grant date fair value of Mr. McKenna’s award calculated in accordance with FASB ASC Topic 718 was $0.39 per share, or $11,700.

(4)
On November 1, 2011, Mr. Wilson received an option award of 30,000 shares of GXS Group, Inc. under the Group LTIP with an exercise price of $1.26 per share and a four year vesting period, whereby 25% vests upon the first anniversary of the grant and 1/36 vests each month thereafter.  The grant date fair value of Mr. Wilson’s award calculated in accordance with FASB ASC Topic 718 was $0.39 per share, or $11,700.

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

EQUITY COMPENSATION PLANS
AS OF DECEMBER 31, 2011

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (#) (c)
Equity Compensation Plans Approved by the Board of Directors:
GXS Group, Inc. common stock:
GXS Holdings, Inc. common stock options issued under the Holdings Plan and assumed by GXS Group upon Inovis Merger to convert to GXS Group, Inc. common stock when exercised (1)	510,340	8.93	—

GXS Group, Inc. common stock options issued under the Group LTIP	9,565,944	1.26	4,434,056

Equity Compensation Plans Not Approved by the Board of Directors	—	—	—

Total	10,076,284		4,434,056

(1)
Upon the completion of the Inovis Merger, the former GXS Holdings, Inc. common stock options awarded under the Holdings Plan were assumed by GXS Group and were converted from old Holdings Plan option awards to the new GXS Group, Inc. common stock options awarded under the Group LTIP using a conversion rate of approximately 18 to 1 multiplied by the prior Holdings Plan option awards and the option award exercise price was converted from $0.50 per share to $8.93 per share.  The vesting period, expiration dates and terms were unchanged.

At the time of the conversion, there were a total of 1,055,255 shares available for issuance of which 642,372 shares were subject to outstanding options or were otherwise already issued.  However, none of the unawarded shares under the Holdings Plan are available for future issuance.  All future awards will be granted under the Group LTIP.  As of December 31, 2011, the number of outstanding options that were initially granted under the Holdings Plan was 510,340 and the number will continue to decrease as the options are exercised, expire or are forfeited by terminating employees.

Directors, Executive Officers and Principal Stockholders

GXS Group, Inc. (formerly known as Griris Holding Company Inc.) owns 100% of GXS Holdings, Inc., which owns 100% of our issued and outstanding common stock.  The following table sets forth information regarding the beneficial ownership of the voting capital stock of GXS Group as of December 31, 2011, by:

•	the stockholders we know to be beneficial owners of more than five percent of the outstanding shares of GXS Group voting stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

The table shows the beneficial ownership of the parties listed as of December 31, 2011.  Unless otherwise indicated, we believe that each of the stockholders listed has sole voting and investment power with respect to their beneficially owned shares of common stock.  The percentages reflect beneficial ownership as determined under Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and are based on 105,185,929.88 shares of common stock outstanding as of December 31, 2011, and 2,000,309.04 shares of Series A Preferred Stock (which were convertible into 86,301,168.28 shares of common stock) outstanding as of December 31, 2011, and 2,528,880 options outstanding as of December 31, 2011, with respect to shares of common stock exercisable on or within 60 days of December 31, 2011.  Unless otherwise set forth below, the address of the listed stockholders is c/o GXS Group, Inc., 9711 Washingtonian Boulevard, Gaithersburg, Maryland 20878.

BENEFICIAL OWNERSHIP
AS OF DECEMBER 31, 2011

Name	Number of Shares of Common Stock Beneficially Owned	Percent of Class	Number of Shares of Series A Preferred Stock Beneficially Owned	Percent of Class
Five Percent Stockholders:
Francisco Partners, L.P. (1)	130,696,567.29	79.6%	1,368,351.41	68.4%
One Letterman Drive - Building C - Suite 410 San Francisco, CA 94129
Funds managed by Golden Gate Capital Management, LLC (2)	22,530,478.76	19.5%	234,041.89	11.7%
One Embarcadero Center, 39th Floor San Francisco, CA 94111
Cerberus Institutional Partners (America), L.P., Cerberus Institutional Partners, L.P. (3)	22,530,478.32	19.5%	234,041.88	11.7%
299 Park Avenue New York, NY 10171
Directors:
Preston Ashe (2)	—	—	—	—
Kevin Genda (3)	—	—	—	—
David Golob (1)	—	—	—	—
Gary Greenfield	—	—	—	—
John McKenna (4)	12,649	*	—	—
Venkat Mohan (5)	2,801	*	—	—
My Le Nguyen (1)	—	—	—	—
Carl Wilson (6)	13,297	*	—	—
Executive Officers:
Gregg Clevenger (7)	291,667	*	—	—
Scott Cravotta (8)	50,575	*	—	—
Miguel Garcia (9)	75,000	*	—	—
George Hall (10)	100,000	*	—	—
Sal Mahbouba	—	—	—	—
Richard Nash (11)	17,157	*	—	—
Pat. Salmonese (12)	49,921	*	—	—
Karl Salnoske (13)	19,608	*	—	—
Steven Scala (14)	41,635	*	—	—
George Schulze (15)	22,584	*	—	—
Robert Segert (16)	173,719	*	—	—
David Swanlaw (17)	112,500	*	—	—
Michael Tschiderer	—	—	—	—
All directors and executive officers as a group (21 persons)	983,113	*	—	—

*	Less than one percent (1%) beneficial ownership.

(1)
Francisco Partners, L.P. indirectly holds all of its voting stock through Global Acquisition LLC. As the managing member of Global Acquisition LLC, Francisco Partners, L.P. exercises voting and dispositive power over the shares of GXS Group voting stock held by Global Acquisition LLC. David Golob is a partner and My Le Nguyen is a vice president of Francisco Partners, L.P. and, as a result, may be deemed to have or share beneficial ownership of the GXS Group voting stock held by these entities. Mr. Golob and Ms. Nguyen disclaim beneficial ownership of all such shares of GXS Group voting stock.

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

(4)	Includes beneficial ownership of 12,649 shares of common stock for which Mr. McKenna holds options exercisable on or within 60 days of December 31, 2011.

(5)
Includes beneficial ownership of 2,801 shares of common stock for which Mr. Mohan holds options exercisable on or within 60 days of December 31, 2011.   Mr. Mohan is a Partner at Norwest Venture Partners, which is a co-investor with Francisco Partners, L.P. in Global Acquisition LLC.

(6)	Includes beneficial ownership of 13,297 shares of common stock for which Mr. Wilson holds options exercisable on or within 60 days of December 31, 2011.

(7)	Includes beneficial ownership of 291,667 shares of common stock for which Mr. Clevenger holds options exercisable on or within 60 days of December 31, 2011.

(8)	Includes beneficial ownership of 50,575 shares of common stock for which Mr. Cravotta holds options exercisable on or within 60 days of December 31, 2011.

(9)	Includes beneficial ownership of 75,000 shares of common stock for which Mr. Garcia holds options exercisable on or within 60 days of December 31, 2011.

(10)	Includes beneficial ownership of 100,000 shares of common stock for which Mr. Hall holds options exercisable on or within 60 days of December 31, 2011.

(11)	Includes beneficial ownership of 17,157 shares of common stock for which Mr. Nash holds options exercisable on or within 60 days of December 31, 2011.

(12)	Includes beneficial ownership of 49,921 shares of common stock for which Ms. Salmonese holds options exercisable on or within 60 days of December 31, 2011

(13)	Includes beneficial ownership of 19,608 shares of common stock for which Mr. Salnoske holds options exercisable on or within 60 days of December 31, 2011.

(14)	Includes beneficial ownership of 41,635 shares of common stock for which Mr. Scala holds options exercisable on or within 60 days of December 31, 2011.

(15)	Includes beneficial ownership of 22,584 shares of common stock for which Mr. Schulze holds options exercisable on or within 60 days of December 31, 2011.

(16)	Includes beneficial ownership of 173,719 shares of common stock for which Mr. Segert holds options exercisable on or within 60 days of December 31, 2011.

(17)	Includes beneficial ownership of 112,500 shares of common stock for which Mr. Swanlaw holds options exercisable on or within 60 days of December 31, 2011.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Monitoring Agreement

In 2002, we entered into a monitoring agreement (the “Monitoring Agreement”) with Francisco Partners pursuant to which we agreed to pay Francisco Partners an annual fee of $2.0 million for certain advisory and support services and to reimburse Francisco Partners for its reasonable out of pocket expenses incurred in connection with the provision of such services.  We recognized an expense related to the fee of $2.0 million for the years ended December 31, 2008 and 2009, and approximately $0.8 million for the period January 1, 2010 through June 2, 2010, the date of the Inovis Merger.  In 2006, Francisco Partners waived the payment of $8.5 million of fees earned through December 31, 2006.  In 2008, Francisco Partners waived an additional $4.0 million of fees earned through December 31, 2008.  In 2009, Francisco Partners waived an additional $2.0 million of fees earned through December 31, 2009.  In 2010, Francisco Partners waived the approximately $0.8 million of fees earned through June 2, 2010, the date of the Inovis Merger.  We also reimbursed Francisco Partners for incurred expenses of $59,000 and $103,000 for the years ended December 31, 2009 and 2010, respectively.

Management Agreement

We paid Francisco Partners an advisory fee of $3.0 million prior to the closing of the Merger.  Upon consummation of the Merger, we terminated the Monitoring Agreement and GXS Group entered into a new management agreement (the “Management Agreement”) pursuant to which GXS Group agreed to pay an annual fee of $4.0 million to Francisco Partners, Golden Gate Capital and Cerberus Partners in exchange for the monitoring, management, business strategy, consulting and financial services.  The Management Agreement has a term of ten years with the parties to the agreement sharing the annual management fee in accordance with their proportional ownership interests.  Pursuant to this new agreement, we are required to pay $4.0 million in management fees per year and we recognized an expense related to the fee of $4.0 million for the period June 2, 2010 through December 31, 2010.  We paid Francisco Partners approximately $2.9 million toward the management fee in December 2010 and the remaining unpaid management fee payable to Golden Gate Capital and Cerberus Partners of approximately $0.6 million each (or approximately $1.1 million combined) was reflected as an accrued expense and other current liability as of December 31, 2010.

In March 2011, we made a payment of approximately $0.6 million to Golden Gate Capital for their balance of 2010 management fee and the remaining unpaid 2010 management fee of approximately $0.6 million payable to Cerberus Partners is included in accrued expenses and other current liabilities as of December 31, 2011.

The expense related to the 2011 management fee was $4.0 million for the year ended December 31, 2011.  In July and December 2011, we made two payments of approximately $1.4 million each to Francisco Partners for their portion of the 2011 management fee earned.  In December 2011, we made a payment of approximately $0.3 million to Golden Gate Capital toward the 2011 management fee.  The remaining unpaid portion of the 2011 management fee payable to Golden Gate Capital and Cerberus Partners of approximately $0.3 million and $0.6 million, respectively, (or $0.9 million combined) is included in accrued expenses and other current liabilities as of December 31, 2011.

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

GXS Group’s board of directors consists of nine members.  Our board of directors has a similar composition. Under the stockholders agreement, these nine members are designated as follows:

•
Francisco Partners has the right to designate seven members, who are currently David Golob, Gary Greenfield, John McKenna, Venkat Mohan, My Le Nguyen, Carl Wilson, and Robert Segert, who is also our current President and Chief Executive Officer;

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

Consulting Agreement with Carl Wilson (Director)

In November 2011, we entered into an agreement with Carl Wilson, a director of the Company, to provide consulting services for operational and technology reviews and assessments, as requested by the Company.  We considered Mr. Wilson’s experience as a former chief information officer of several public companies to be invaluable in providing us with useful analysis and feedback.  The agreement covers the period commencing November 15, 2011 through February 28, 2012.  In exchange for the consulting services, Mr. Wilson receives a fee of $10,000 per week during which services are provided, plus reimbursement for any actual and reasonable expenses incurred in performing such services.  During the year ended December 31, 2011, we recorded $60,000 for services under this agreement, plus $7,471 for expenses incurred.

ITEM 14.   Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2011, together with fees for audit-related services, tax services and all other services rendered by KPMG LLP during the years ended December 31, 2010 and 2011 (in thousands of dollars).  Audit fees consist of the annual financial statement audit and audits of other entities related to the Company (e.g., international statutory audits).  Audit-related services consist principally of comfort letters, audits of employee benefit plans and other registration statement related fees.  Tax services consist principally of tax compliance, planning and advisory services, sales and use tax recovery assistance, tax due diligence assistance and tax examination assistance.  All other fees consist primarily of non-tax advisory services such as financial due diligence reviews.

	Years Ended December 31,
	2010	2011
Audit fees	$1,940	$1,608
Audit-related fees	293	—
Tax fees	225	383
All other fees	580	52

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, our audit committee has adopted a policy to preapprove services to be provided by our independent registered public accounting firm prior to commencement of the specified service.  The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by our Executive Vice President and Chief Financial Officer or our Vice President, Global Controller and Treasurer, and the audit committee chairman executes engagement letters from our independent registered public accounting firm following approval by audit committee members, or the designated member of the audit committee.  All services performed by KPMG LLP during 2010 and 2011 were pre-approved by the audit committee.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

 (a)(1)       Financial Statements

The following financial statements are included in this Annual Report on Form 10-K:

(a)(2)        Financial Statement Schedules

The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts as of and for the Years Ended December 31, 2009, 2010 and 2011	S-1

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

GXS Worldwide, Inc. (the “Registrant”)

		By:	/s/ Robert Segert
Robert Segert
Dated:	March 16, 2012		Director, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Robert Segert	Director, President & Chief Executive Officer	March 16, 2012
Robert Segert	(Principal Executive Officer)

/s/ Gregg Clevenger	Executive Vice President & Chief Financial Officer	March 16, 2012
Gregg Clevenger	(Principal Financial Officer)

/s/ Michael Tschiderer	Vice President, Global Controller and Treasurer	March 16, 2012
Michael Tschiderer	(Principal Accounting Officer)

/s/ David Golob	Chairman and Director	March 16, 2012
David Golob

/s/ Prescott Ashe	Director	March 16, 2012
Prescott Ashe

/s/ Kevin Genda	Director	March 16, 2012
Kevin Genda

/s/ Gary Greenfield	Director	March 16, 2012
Gary Greenfield

/s/ John McKenna	Director	March 16, 2012
John McKenna

/s/ Venkat Mohan	Director	March 16, 2012
Venkat Mohan

/s/ My Le Nguyen	Director	March 16, 2012
My Le Nguyen

/s/ Carl Wilson	Director	March 16, 2012
Carl Wilson

LIST OF EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of GXS Worldwide, Inc. (formerly known as GXS Corporation) **
3.2	By-laws of GXS Worldwide, Inc. (formerly known as GXS Corporation) **
3.3	Second Amended and Restated Certificate of Incorporation of GXS, Inc. (formerly known as Global Exchange Services, Inc.) **
3.4	Second Amended and Restated Bylaws of GXS, Inc. (formerly known as Global Exchange Services, Inc.) **
3.5	Certificate of Incorporation of GXS International, Inc. (formerly known as Geis International, Inc.) **
3.6	By-laws of GXS International, Inc. (formerly known as Geis International, Inc.) **
3.7	Certificate of Incorporation of GXS Investments, Inc. (formerly known as Geis Holdings, Inc.) **
3.8	By-laws of GXS Investments, Inc. (formerly known as Geis Holdings, Inc.) **
3.9	Amended and Restated Certificate of Incorporation of HAHT Commerce, Inc. (formerly known as GXS January, Inc.) **
3.10	By-laws of HAHT Commerce, Inc. **
4.1	Indenture, dated as of December 23, 2009, among GXS Worldwide, Inc., the guarantors, U.S. Bank National Association, as trustee and Wilmington Trust FSB, as collateral trustee **
4.2	Registration Rights Agreement, dated December 23, 2009, among GXS Worldwide, Inc., the guarantors listed therein and the initial purchasers listed therein **
10.1
Credit and Guaranty Agreement, dated as of December 23, 2009, among GXS Worldwide, Inc., as borrower; certain subsidiaries of GXS Worldwide, Inc., as guarantors; various lenders, Wells Fargo Foothill, Inc., Barclays Capital, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners; Barclays Capital and J.P. Morgan Securities Inc., as co-syndication agents; Citigroup Global Markets Inc., as documentation agent; and Wells Fargo Foothill, Inc., as administrative agent **

10.2	Pledge and Security Agreement, dated as of December 23, 2009, among GXS Worldwide, Inc.; the subsidiaries party thereto, as grantors; and Wilmington Trust FSB, as collateral trustee **
10.3
Collateral Trust Agreement, dated as of December 23, 2009, among GXS Worldwide, Inc.; Wells Fargo Foothill, Inc., as administrative agent under the Revolving Credit Agreement; U.S. Bank National Association, as Trustee under the Indenture; and Wilmington Trust FSB, as collateral trustee **

10.4
Agreement and Plan of Merger, dated as of December 7, 2009, among GXS Holdings, Inc., Inovis International, Inc., Griris Holding Company, Inc., Iris Merger Sub, Inc, Greyhound Merger Sub, Inc., and, with respect to Articles II, IX and X only, CCG Investment Fund, L.P. and Cerberus Institutional Partners, L.P., as Iris Stockholder Representative **

10.5	Amendment to Agreement and Plan, dated as of December 17, 2009, to the Agreement and Plan of Merger, dated as of December 7, 2009 **
10.6
Stockholder Agreement, dated as of June 2, 2010, among GXS Group, Inc., (i) Global Acquisition LLC, a Delaware limited liability company; (ii) (a) CCG Investment Fund, L.P., a Delaware limited partnership, CCG Associates – QP, LLC, a Delaware limited liability company, CCG Investment Fund – AI, LP, a Delaware limited partnership, CCG AV, LLC – Series A, a Delaware limited liability company, CCG AV, LLC – Series C, a Delaware limited liability company, and CCG CI, LLC, a Delaware limited liability company; (iii) Cerberus Institutional Partners (Americas), L.P., a limited partnership and Cerberus Institutional Partners (Americas), L.P., a limited partnership and (iv) any other Person who hereinafter becomes a party hereto **

10.7	Management Agreement, dated as of June, 2010, by and among GXS Group, Inc. and Francisco Partners Management, LLC **
10.8	GXS Holdings, Inc. Stock Incentive Plan **

Exhibit No.	Document
10.9	Employment Agreement, dated as of September 30, 2002, by and among GXS, Inc. (formerly known as Global eXchange Services, Inc.), GXS Holdings, Inc. and Steven Scala **
10.10	Employment Agreement, dated as of November 17, 2007, by and between GXS, Inc., and Robert Segert **
10.11	Employment Agreement, dated November 11, 2008, by and between GXS, Inc. and George Schulze **
10.12	Purchase Agreement, dated October 5, 2007, between GXS Holdings, Inc. and General Electric Capital Corporation **
10.13	2010 GXS Group, Inc. Long Term Incentive Plan ***
10.14	Employment Agreement with Gregg Clevenger, dated October 27, 2010 ****
10.15	Form of Option Agreement - CEO ****
10.16	Form of Option Agreement - CFO ****
10.17	Form of Option Agreement - Other Executive Officers ****
10.18	Employment Agreement with Karl Salnoske, dated October 28, 2010 **
10.19	Stock Appreciation Rights Agreement, dated November 30, 2010, by and between GXS Holdings, Inc. and Gary Greenfield **
10.20	Amendment No. 1 to Credit and Guaranty Agreement, dated as of February 29, 2012 *****
21	Subsidiaries of the Company **
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	Instance Document ******
101.SCH	Taxonomy Extension Schema ******
101.CAL	Taxonomy Extension Calculation Linkbase ******
101.DEF	Taxonomy Extension Definition Linkbase ******
101.LAB	Taxonomy Extension Label Linkbase ******
101.PRE	Taxonomy Extension Presentation Linkbase ******
_____________________
*	Filed herewith.
**	Filed as exhibits to GXS Worldwide, Inc.’s Form S-4, file 333-167650 filed June 21, 2010 and incorporated herein by reference.
***	Filed as Exhibit 10.1 to GXS Worldwide, Inc.’s Form 10-Q for the quarter ended June 30, 2010, filed August 31, 2010 and incorporated herein by reference.
****	Filed as Exhibit 10.1, 10.2, 10.3 and 10.4, respectively, to GXS Worldwide, Inc.’s Form 10-Q for the quarter ended September 30, 2010, filed November 11, 2010 and incorporated herein by reference.
*****	Filed as Exhibit 10.1 to GXS Worldwide, Inc.’s Form 8-K, filed March 5, 2012 and incorporated herein by reference.
******
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors
GXS Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of GXS Worldwide, Inc. and subsidiaries as of December 31, 2010 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s deficit, and cash flows for each of the years in the three-year period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GXS Worldwide, Inc. and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
McLean, VA
March 16, 2012

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2011
(In thousands, except share and per share amounts)

	2010	2011

Assets
Current assets:
Cash and cash equivalents	$16,326	$12,968
Receivables, net	97,738	106,799
Prepaid expenses and other assets	26,643	28,881
Total current assets	140,707	148,648

Property and equipment, net	95,523	105,049
Goodwill	264,857	268,767
Intangible assets, net	141,357	120,483
Deferred financing costs	19,262	15,018
Other assets	16,730	23,112

Total Assets	$678,436	$681,077

Liabilities and Stockholder's Deficit
Current liabilities:
Borrowings under revolving credit facility	$8,000	$3,000
Trade payables	12,862	19,640
Deferred income	43,101	46,622
Accrued expenses and other current liabilities	60,275	47,369
Total current liabilities	124,238	116,631

Long-term debt	769,115	772,068
Deferred income tax liabilities	7,580	9,961
Other liabilities	43,912	46,743
Total liabilities	944,845	945,403

GXS Worldwide, Inc. stockholder's deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	427,892	429,045
Accumulated deficit	(686,162)	(687,446)
Accumulated other comprehensive loss	(8,397)	(6,208)
Total GXS Worldwide, Inc. stockholder's deficit	(266,666)	(264,608)
Non-controlling interest	257	282
Total stockholder’s deficit	(266,409)	(264,326)

Total Liabilities and Stockholder’s Deficit	$678,436	$681,077

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2009, 2010 and 2011
(In thousands)

	2009	2010	2011

Revenues	$350,176	$417,929	$479,887

Costs and operating expenses:
Cost of revenues	194,234	227,499	257,659
Sales and marketing	43,295	54,877	65,860
General and administrative	46,216	55,016	63,155
Restructuring charges	7,549	5,635	2,469
Merger and acquisition fees	2,535	8,555	227
Loss on disposition of assets	––	1,724	––
Operating income	56,347	64,623	90,517

Other income (expense):
Loss on extinguishment of debt	(9,588)	––	––
Interest expense, net	(74,357)	(86,071)	(82,755)
Other income (expense), net	807	(78)	(2,237)
Income (loss) before income taxes	(26,791)	(21,526)	5,525

Income tax expense (benefit)	(1,259)	(25,528)	6,784
Net income (loss)	(25,532)	4,002	(1,259)
Less: Net income (loss) attributable to non-controlling interest	(29)	17	25

Net income (loss) attributable to GXS Worldwide, Inc.	$(25,503)	$3,985	$(1,284)

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2009, 2010 and 2011
(In thousands)

	2009	2010	2011

Net income (loss)	$(25,532)	$4,002	$(1,259)
Unrealized loss on interest rate swap	(1,595)	––	––
Reclassification of unrealized loss on interest rate swap	12,489	––	––
Adjustments to pension liabilities	(774)	(1,329)	1,831
Foreign currency translation adjustments	1,926	(361)	358

Comprehensive income (loss)	(13,486)	2,312	930
Less: Comprehensive income (loss) attributable to non-controlling interest	(29)	17	25

Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(13,457)	$2,295	$905

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholder’s Deficit
Years Ended December 31, 2009, 2010 and 2011
(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total

Balance at December 31, 2008	$1	$355,701	$(664,644)	$(18,753)	$269	$(327,426)

Net loss	––	––	(25,503)	––	(29)	(25,532)
Stock compensation expense	––	150	––	––	––	150
Foreign currency translation adjustments	––	––	––	1,926	––	1,926
Unrealized loss on interest rate swap	––	––	––	(1,595)	––	(1,595)
Reclassification of unrealized loss on interest rate swap	––	––	––	12,489	––	12,489
Management fees waived by Francisco Partners	––	2,000	––	––	––	2,000
Unrecognized actuarial losses and prior service costs related to defined benefit pension plans	––	––	––	(774)	––	(774)

Balance at December 31, 2009	$1	$357,851	$(690,147)	$(6,707)	$240	$(338,762)

Net income	––	––	3,985	––	17	4,002
Stock compensation expense	––	403	––	––	––	403
Foreign currency translation adjustments	––	––	––	(361)	––	(361)
Management fees waived by Francisco Partners	––	833	––	––	––	833
Contribution by GXS Holdings, Inc.	––	68,805	––	––	––	68,805
Unrecognized actuarial losses and prior service costs related to defined benefit pension plans	––	––	––	(1,329)	––	(1,329)

Balance at December 31, 2010	$1	$427,892	$(686,162)	$(8,397)	$257	$(266,409)

Net income (loss)	––	––	(1,284)	––	25	(1,259)
Stock compensation expense	––	733	––	––	––	733
Foreign currency translation adjustments	––	––	––	358	––	358
Contribution by GXS Group, Inc.	––	420	––	––	––	420
Unrecognized actuarial gains and prior service costs related to defined benefit pension plans	––	––	––	1,831	––	1,831

Balance at December 31, 2011	$1	$429,045	$(687,446)	$(6,208)	$282	$(264,326)

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2010 and 2011
(In thousands)

	2009	2010	2011
Cash flows from operations:
Net income (loss)	$(25,532)	$4,002	$(1,259)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,512	48,708	55,680
Deferred income taxes	(3,952)	712	3,639
Change in deferred tax asset valuation allowance resulting from business acquisition	––	(28,595)	––
Loss on disposition of assets	––	1,724	––
Loss on extinguishment of debt	9,588	––	––
Amortization of deferred financing costs and debt discount	3,486	7,689	7,441
Unrealized (gain) loss on interest rate swap	11,848	(7,165)	(2,365)
Settlement of interest rate swap	––	––	(2,318)
Accretion of interest on obligations of GXS Holdings	4,477	––	––
Stock compensation expense	150	403	733
Changes in operating assets and liabilities, net of effect of business acquisitions:
(Increase) decrease in receivables	(2,503)	8,036	(8,717)
Increase in prepaid expenses and other assets	(4,029)	(5,235)	(9,449)
Increase (decrease) in trade payables	1,511	(11,335)	4,807
Increase (decrease) in deferred income	(46)	(2,654)	2,999
Increase (decrease) in accrued expenses and other liabilities	(3,942)	3,072	(8,637)
Other	(1,972)	(1,739)	3,094
Net cash provided by operating activities	42,596	17,623	45,648
Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	(31,829)	(35,321)	(42,782)
Proceeds from sale of assets	––	400	––
Business acquisitions, net of cash acquired ($14,440 in 2010 and $4 in 2011)	––	(220,005)	(1,125)
(Increase) decrease in restricted cash	(227,580)	227,580	––
Net cash used in investing activities	(259,409)	(27,346)	(43,907)
Cash flows from financing activities:
Repayment of long-term debt	(505,813)	––	––
Proceeds from long-term debt issuance	766,392	––	––
Borrowings under revolving credit facility	45,000	31,000	50,000
Repayments under revolving credit facility	(45,000)	(23,000)	(55,000)
Repayments of obligations of GXS Holdings	(35,000)	––	––
Payment of deferred purchase price for 2008 acquisition	(6,666)	(6,685)	––
Payment of financing costs	(25,427)	(880)	(2)
Net cash provided by (used in) financing activities	193,486	435	(5,002)

Effect of exchange rate changes on cash	1,013	65	(97)

Decrease in cash and cash equivalents	(22,314)	(9,223)	(3,358)
Cash and cash equivalents, beginning of year	47,863	25,549	16,326
Cash and cash equivalents, end of year	$25,549	$16,326	$12,968

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$55,920	$75,840	$78,012
Cash paid for interest rate swap	$4,649	$9,105	$4,683
Cash paid for income taxes	$2,463	$2,486	$3,129
Noncash investing and financing activities:
Management fees waived by Francisco Partners	$2,000	$833	$––
Fair value of equity securities issued in business acquisitions	$––	$68,805	$420

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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

On June 2, 2010, GXS Holdings acquired Inovis International, Inc. (“Inovis”), a provider of integrated B2B services and solutions that manage the flow of e-commerce information for global trading communities.  Following the transaction, Inovis was merged with and into GXS, Inc. (“GXSI”), an indirect wholly-owned subsidiary and a guarantor of the Company’s notes, and the Company became an indirect wholly-owned subsidiary of GXS Group (previously known as Griris Holding Company, Inc.).  Certain foreign subsidiaries of Inovis became wholly-owned subsidiaries of GXSI.  The results of operations for Inovis are included in the Company’s consolidated results of operations since its acquisition on June 2, 2010.

(2)	Summary of Significant Accounting Policies

(a)	Consolidation

The consolidated financial statements represent the consolidation of all companies in which the Company directly or indirectly has a majority ownership interest and controls the operations.  All significant intercompany transactions and balances have been eliminated in consolidation.  Investments in companies in which the Company has an ownership interest of 50 percent or less but can exercise significant influence over the investee’s operations and policies are accounted for under the equity method of accounting.  The Company uses the cost method to account for investments where it holds less than a 20 percent ownership interest and where it cannot exercise significant influence over the investee’s operations and policies.  At the end of each reporting period, the Company assesses the fair value of its investments to determine if any impairment has occurred.  To the extent the Company’s carrying value exceeds the estimated fair value and the loss is considered to be other than a temporary decline, the Company records an impairment charge.

(b)	Acquisition Accounting

Acquisitions are accounted for using the purchase method of accounting prescribed in Financial Accounting Standards (“FAS”) Codification 805 – Business Combinations.  Under this standard, assets and liabilities acquired are recorded at their fair values on the date of acquisition.  Certain long-lived assets recorded at their fair values including property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets will result in additional depreciation and amortization expense after the acquisition.  The amount of depreciation and amortization will be based upon the assets’ fair values at date of acquisition and the estimated useful lives of the respective assets.  Following the acquisition, revenue and operating income are affected by a reduction of deferred revenue over its remaining term to reflect estimated fair value of the obligation which includes estimated cost to deliver and the associated margin.

(c)   Foreign Currency

The financial statements of most subsidiaries located outside of the United States (“U.S.”) are measured using the local currency as the functional currency.  Assets and liabilities are translated at rates of exchange that approximate those at the balance sheet date.  Income and expense items are translated at average monthly rates of exchange.  The resulting translation gains and losses are included as a separate component of accumulated other comprehensive loss included in stockholder’s deficit.  Gains and losses from transactions in foreign currency are included in the consolidated statements of operations within other income (expense), net.

(d)   Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of overnight interest bearing deposits.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(e)   Revenue Recognition

The Company has various service lines, specifically including:  Messaging Services, Managed Services, B2B Software Services, Data Synchronization, and Custom Outsourcing Services.  The Company’s service lines generate revenues from three principal sources:

Transaction Processing — The Company earns recurring transaction processing revenue from facilitating the exchange of business documents among its customers’ computer systems and those of their trading partners.  Such revenues are generally based on a per-transaction fee or monthly minimum charge and are recognized in the period in which the related transactions are processed.  Revenue on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of actual transactions or the specified contract minimum amounts.

Professional Services — We earn professional services revenue generally pursuant to time and material contracts and in most instances revenue is recognized as the related services are provided, except when such services are associated with a new project implementation, in which case the associated revenue is deferred over the contract term as outlined below.

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

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2009-13 – Revenue Arrangements with Multiple Deliverables, which requires companies to allocate the overall arrangement consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence (“VSOE”) or other third-party evidence of the selling price.  The Company identified no significant impact on its consolidated results of operations and financial condition of adopting ASU 2009-13.  For non-software arrangements with more than one element of revenue with stand-alone value, the Company allocates revenue to each component based on VSOE, or third party evidence of selling price when available, or estimated selling price.  VSOE for software maintenance is based on contractual renewal rates.  Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

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

The Company also defers all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these costs as of December 31, 2010 and 2011 was $18,950 and $26,445, respectively, and are recorded in either prepaid expenses and other assets (see Note 5) or other assets (see Note 8) in the consolidated balance sheets, depending on the remaining duration of the underlying contracts.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

The Company’s allowance for doubtful accounts is determined through specific identification of customers known to be doubtful of collection and an overall evaluation of the aging of its accounts receivable, and considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located.

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

Costs capitalized during the application development stage consist of payroll and related costs for employees who are directly associated with, and who devote time directly to, a project to develop software for internal-use.  The Company also capitalizes the direct costs of materials and services, which generally includes outside contractors, and interest.  The Company does not capitalize any general and administrative or overhead costs or costs incurred during the application development stage related to training or data conversion costs.  Costs related to upgrades and enhancements to internal-use software, if those upgrades and enhancements result in additional functionality, are capitalized.  If upgrades and enhancements do not result in additional functionality, those costs are expensed as incurred.  If different determinations are made with respect to whether upgrades or enhancements to software projects would result in additional functionality, then the amount capitalized and the amount charged to expense for that project could differ materially.

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

During the years ended December 31, 2009, 2010 and 2011, the Company capitalized costs related to the development of internal-use software of $17,523, $16,942 and $24,900, respectively.  Such amounts include capitalized interest of $829, $773 and $1,323 for the years ended December 31, 2009, 2010 and 2011, respectively.

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

As of December 31, 2010 and 2011, the Company had goodwill in the amount of $264,857 and $268,767, respectively.  The Company historically tests goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment.  The impairment test involves two steps.  In the first step, the Company compares the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, step two is performed to measure the impairment loss.

In December 2010, the FASB issued ASU 2010-28 – Intangibles – Goodwill and Other (Topic 350) (previously Emerging Issues Task Force (“EITF”) Issue No. 10-A – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts).  ASU 2010-28 requires companies that are performing their goodwill impairment testing (either on an annual or interim basis) and have identified a reporting unit with a zero or negative carrying value of equity during step one of the test, to perform step two of the goodwill impairment test and determine if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 became effective prospectively for public entities whose fiscal years, and interim period within those years, begin after December 15, 2010.  The Company adopted ASU 2010-28 as of January 1, 2011 and, aside from more frequent impairment testing of goodwill since the Company currently has a negative carrying value of equity (a stockholder’s deficit), identified no material impact that its adoption had on the Company’s consolidated results of operations and financial condition.

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

During 2010 and 2011, the Company completed impairment testing, including performing the required step two test as of December 31, 2010 and 2011, and determined that goodwill was not impaired.  The Company’s impairment test is based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2010 and 2011.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

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

Accumulated other comprehensive loss was comprised of the following at December 31:

	2010	2011
Additional minimum pension liability	$(2,292)	$(461)
Foreign currency translation adjustments	(6,105)	(5,747)
Accumulated other comprehensive loss	$(8,397)	$(6,208)

(n)   Research and Development

Research and development costs are expensed as incurred.  Research and development costs are reflected within cost of revenues in the consolidated results of operations and amounted to $6,904, $10,819 and $14,436 for the years ended December 31, 2009, 2010 and 2011, respectively.

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

The expected effective income tax rate for the years ended December 31, 2009, 2010 and 2011, respectively, differs from the federal statutory rate of 35% principally as a result of state income taxes, differing rates in foreign jurisdictions and the effect of expected losses in the U.S. and foreign jurisdictions for which no income tax benefit has been recognized.

(p)   Derivative Instruments

Derivative instruments are recognized in the consolidated balance sheets at their fair value and changes in the fair value are recognized in income, unless the derivatives qualify as hedges of future cash flows.  For derivatives qualifying as hedges of future cash flows, the effective portion of any changes in fair value is recorded temporarily in equity, and then recognized in income along with the related effects of the hedged items.  Any ineffective portion of hedges is reported in income as it occurs.

The Company considered the interest rate swap to be included within Level 2 of the fair value hierarchy established by U.S. GAAP, as its fair value is measured primarily utilizing observable market-based inputs.

(q)   Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, long-term debt and the interest rate swap.  Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments.  At December 31, 2010, the Company’s long-term debt was trading close to its face value or book value, so the Company considered the fair value to approximate the book value.  At December 31, 2011, the Company’s long-term debt was trading

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

at 92.63% of its face value or book value, so the Company considered the fair value to be $727,146 at that date.  The fair value of the Company’s interest rate swap, which expired and was settled on April 26, 2011, is discussed further in Note 12.

The Company considered the long-term debt to be included within Level 2 of the fair value hierarchy established by U.S. GAAP, as its fair value is measured primarily utilizing observable market-based inputs, such as quotes of recent market trades of its debt.

(r)    Stock Option Plans

As discussed in Note 18, GXS Holdings sponsors a stock option plan (the GXS Holdings, Inc. Stock Incentive Plan or “Holdings Plan”) that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.  The Holdings Plan provided for the grant of awards to acquire up to 18,836 shares of GXS Holdings common stock.  Effective with the Inovis Merger in June 2010, shares reserved and granted under the Holdings Plan were subject to a conversion into shares and grants in GXS Group at a conversion rate of approximately 18 to 1 and remain outstanding with their existing vesting schedules, expiration dates and subject to other terms of the Holdings Plan, which GXS Group assumed upon the Merger.  The conversion reduced the total authorized number of Holdings Plan options that could be awarded from 18,836 shares to 1,055 shares.  However, no additional award grants will be made from this plan; therefore the maximum number of plan options in the pool will equal the number of options outstanding at the end of a measurement period.

Also in connection with the Inovis Merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010 that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.  The Group LTIP provides for the grant of awards to acquire up to 14,000 shares of GXS Group common stock and all of the Company’s stock option awards subsequent to July 2010 are being granted through the Group LTIP.

Compensation costs relating to share-based payment transactions are recognized in the consolidated statements of operations over the applicable service period based upon the fair value of the award at the grant date.  Fair value is determined in accordance with FASB ASC Topic 718 – Accounting for Stock Options and Other Stock-Based Compensation.

(s)   Use of Estimates

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

Significant estimates used in preparing the consolidated financial statements include:  recovery of long-lived assets; useful lives of amortizable intangible assets; valuation of goodwill, deferred tax assets and receivables; and determination of amounts of cost deferrals, tax reserves, deferred tax assets and liabilities, and pension liabilities.  In addition, estimates are required to recognize revenue for software and other arrangements with multiple deliverables and to assess the stage at which software development costs should be capitalized.

(t)    Reclassifications

Certain reclassifications have been made to the consolidated financial statements as of December 31, 2009 and 2010 to conform to the current year presentation.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This ASU follows and codifies an April 2011 Exposure Draft that was intended to simplify how an entity is required to test goodwill for impairment in response to concerns expressed by companies about the cost and complexity of performing the goodwill impairment test, as prescribed by existing guidance under ASU 2010-28, issued in December 2010.  This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity will not be required to calculate the fair value of a reporting unit and perform the two-step test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company is evaluating the potential impact of adopting ASU 2011-08, and believes it will simplify annual and interim goodwill impairment testing while having no significant impact on the Company’s consolidated results of operations and financial condition.

(3)	Acquisitions

RollStream, Inc.

On March 28, 2011, GXS Group acquired all of the capital stock of RollStream, Inc. (“RollStream”), as software-as-a-service (“SaaS”) provider of enterprise community management solutions, for total consideration of $1,549, including cash of $1,129 and shares of GXS Group common and preferred stock with a combined fair value of $420, paid to the RollStream stockholders.  The fair value of the stock issued was pushed down to the Company.

The acquisition was accounted for using the purchase method of accounting prescribed in FAS Codification 805 – Business Combinations.  Under this standard, acquired assets and liabilities are recorded at their fair values on the date of acquisition.  The application of purchase accounting for the transaction resulted in a value of $1,549, which was pushed down to the Company.  The Company recorded goodwill of $1,638 and amortizable intangible assets of $611 upon finalization of the estimated fair value of the RollStream net assets on the acquisition date.

The impact of the RollStream acquisition on the Company’s consolidated results of operations and financial condition for the year ended December 31, 2011 is immaterial and, therefore, pro forma financial information is not provided.

Inovis International, Inc.

On June 2, 2010, GXS Holdings acquired all the capital stock of Inovis for total consideration of $303,250, including cash of $129,782 paid to retire the outstanding debt of Inovis and cash of $104,663 paid to the Inovis stockholders (the “Inovis Merger” or the “Merger”).  The Inovis stockholders also received shares of common and preferred stock with a fair value of $68,805, as determined by an independent third-party valuation services firm, in GXS Group, which owns all of the capital stock of GXS Holdings, resulting in Inovis stockholders having an approximate 28.1% ownership interest in GXS Group following consummation of the Merger.

Inovis was a provider of integrated B2B services and solutions that manage the flow of e-commerce information for global trading communities.  The Merger expanded the Company’s customer base in the U.S., Canada and the United Kingdom (“U.K”.), broadened its product offerings and increased the functionality of its Managed Services offering.

The Company used cash held in escrow of $227,580 obtained from the Senior Secured Notes issuance in December 2009, to retire the Inovis indebtedness and to fund a portion of the cash consideration paid to the Inovis stockholders.  Of the $104,663 cash paid to the Inovis stockholders, payment of $10,800 was subject to certain conditions until the expiration of certain indemnification obligations of the Inovis stockholders on June 2, 2011, the one-year anniversary of the closing of the Merger.  Of this, the payment of $2,100 in consideration that was escrowed was subject to adjustment and timing as set forth in the Inovis Merger Agreement, which provided that payment be made upon resolution of any outstanding indemnification matters under the Inovis Merger Agreement.  The outstanding indemnification matters were resolved and the escrow was released in September 2011.

The Merger was accounted for using the purchase method of accounting prescribed in FAS Codification 805 – Business Combinations.  Under this standard, acquired assets and liabilities are recorded at their fair values on the date of acquisition.  The application of purchase accounting for the transaction resulted in a value of $303,250, which was pushed down to the Company.

All transaction costs incurred in connection with the Merger were expensed and are included in operating expenses.  Transaction costs incurred in connection with the Merger were $8,555 during the year ended December 31, 2010, including $3,000 paid in June

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

2010 to Francisco Partners, a related party and controlling shareholder of GXS Holdings, and $2,535 for the year ended December 31, 2009.  No additional transaction costs in connection with the Merger were recorded during the year ended December 31, 2011.  These transaction costs are reflected as merger and acquisition fees in the consolidated statement of operations (also see Note 16).

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

The Merger was subject to regulatory review.  In connection with the review by the Antitrust Division of the U.S. Department of Justice, the Company divested its catalog service offering.  On May 28, 2010, the Company sold customer contracts and intellectual property rights related to its catalog services offering and recorded a loss on sale of $1,724.  This loss is reflected as a loss on disposition of assets in the consolidated statement of operations for the year ended December 31, 2010.

Interchange Serviços S.A.

On December 30, 2008, GXS Tecnologia da Informação (Brasil) Ltda., the Company’s wholly owned subsidiary in Brazil, acquired all of the capital stock of Interchange Serviços S.A. (“Interchange”) for $19,772, including transaction costs of $467.  The Company paid $9,889 on December 30, 2008 and made two separate deferred payments of $6,666 on December 30, 2009 and $6,685 on December 30, 2010.  The original contractual amount of $4,944 for each of the deferred payments was adjusted to reflect the exchange rates in place on the dates of the respective payments, in accordance with the acquisition agreement.  Interchange was a provider of electronic data interchange and related services to customers located in Brazil.  The Company acquired Interchange to expand the Company’s presence in Brazil and enable it to offer additional integration opportunities to global businesses seeking to expand their operations in Latin America.

During due diligence in 2008, the Company identified a pre-acquisition tax contingency for which the sellers have provided a full indemnification and which the Company believes can be enforced and recovered if needed.  The Company had originally accrued an estimated liability of $11,278 and recorded an equal amount as a receivable from the seller, which was classified as other receivables within receivables, net.  As of December 31, 2009, the estimated liability and corresponding indemnification receivable increased by $3,765 to $15,043, as a result of foreign currency fluctuations.  During 2010, the tax contingency was reduced by $6,704, net of foreign currency effects, to $8,339 as of December 31, 2010.  During 2011, the tax contingency was reduced by $6,223, net of foreign currency effects.  As of December 31, 2011, the estimated liability and corresponding indemnification receivable was $2,116 and continues to be reflected in both accrued expenses and other current liabilities (see Note 9) and other receivables (see Note 4) in the consolidated balance sheets.

(4)	Revenues and Receivables

The Company operates as a single operating segment and provides products and services to its business customers around the world, both directly, through its foreign subsidiaries, and indirectly through resellers.

No single customer contributed more than 10% of revenues for the years ended December 31, 2009, 2010 or 2011.

As of December 31, 2011, the Company had operations in 20 countries.  Revenues generated by the Company’s foreign subsidiaries were $180,626, $188,838 and $199,022 for the years ended December 31, 2009, 2010 and 2011, respectively.  Of such amounts, the Company’s subsidiaries in the U.K. generated revenues of $38,384, $44,046 and $52,105 for the years ended December 31, 2009, 2010 and 2011, respectively.  No other foreign country generated more than 10% of the Company’s revenues.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

Receivables, net were comprised of the following as of December 31:

	2010	2011
Trade accounts receivable	$90,818	$108,289
Unbilled receivables	6,008	5,434
Other receivables	13,282	7,827
Subtotal	110,108	121,550
Less: allowance for doubtful accounts	(12,370)	(14,751)
Total receivables, net	$97,738	$106,799

Unbilled receivables represent amounts earned and accrued as receivables from customers prior to the end of the period.  Unbilled receivables are expected to be billed and collected within twelve months of the respective balance sheet date.  Other receivables include various value added tax receivables and the indemnification receivable associated with the Interchange tax contingency of $8,339 and $2,116 at December 31, 2010 and 2011, respectively.  See Note 3 for further discussion of the Interchange transactions.

Receivables from customers in foreign countries were $40,741 and $44,387 at December 31, 2010 and 2011, respectively.

(5)	Prepaid Expenses and Other Assets

Prepaid expenses and other assets (a current asset) were comprised of the following as of December 31:

	2010	2011
Deferred income tax assets, current	$6,505	$5,294
Deferred direct and relevant costs on implementations of contracts, current	7,626	9,085
Prepaid expenses	12,322	13,886
Other	190	616
Total	$26,643	$28,881

(6)	Property and Equipment

Property and equipment, net were comprised of the following as of December 31:

	2010	2011
Computer equipment and furniture	$195,154	$200,542
Computer software	303,442	327,388
Leasehold improvements	17,788	17,533
Gross property and equipment	516,384	545,463
Less: accumulated depreciation and amortization	(420,861)	(440,414)
Property and equipment, net	$95,523	$105,049

Depreciation and amortization expense related to property and equipment was $38,497, $34,743 and $34,550 for the years ended December 31, 2009, 2010 and 2011, respectively.

The net carrying value of the property and equipment held outside the U.S. at December 31, 2010 and 2011 was $9,340 and $9,844, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(7)	Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the years ended December 31:

	2010	2011
Beginning of the year	$75,856	$264,857
Additions:
Inovis Merger	189,172	––
Inovis Merger adjustment	––	2,635
RollStream acquisition	––	1,638
Foreign currency translation	(171)	(363)
End of the year	$264,857	$268,767

In June 2011, the Company received a final assessment from the State of New York upon conclusion of the state’s sales and use tax audit of Inovis for the period of March 1, 2008 through May 31, 2010.  The final assessment included $2,443 of sales tax owed for the audit period, as well as $438 interest on the unpaid tax for a total of $2,881.  The Company concluded that a total of $2,635, comprised of the pre-Inovis Merger tax assessment of $2,443 plus $192 of accrued interest on the unpaid tax up to the June 2, 2010 Merger date, should be recorded as part of the liabilities assumed in the Inovis Merger and become part of the goodwill recorded in accordance with the guidelines of ASC 805 – Business Combinations.  The Company also recorded $246 of interest accrued since June 2, 2010 in the consolidated results of operations.  The Company paid $2,881 to the State of New York on July 19, 2011, in full satisfaction of the accrued tax assessment and interest.

Other acquired intangible assets were comprised of the following as of December 31:

2011	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,001	$(120,944)	$100,057
Product technology	18,445	(3,273)	15,172
Trade names and trademarks	4,368	(1,372)	2,996
Other acquired intangible assets	3,428	(2,833)	595
Subtotal	247,242	(128,422)	118,820
Non-amortizable intangible assets:
Trade names and trademarks	1,663	––	1,663
Total	$248,905	$(128,422)	$120,483

2010	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,150	$(103,319)	$117,831
Product technology	18,090	(1,186)	16,904
Trade names and trademarks	4,300	(502)	3,798
Other acquired intangible assets	3,895	(2,874)	1,021
Subtotal	247,435	(107,881)	139,554
Non-amortizable intangible assets:
Trade names and trademarks	1,803	––	1,803
Total	$249,238	$(107,881)	$141,357

As a result of the RollStream acquisition, the Company recorded $611 of amortizable intangible assets (including customer relationships, product technology and trademarks) during 2011.

The gross carrying amounts of certain intangible assets are impacted by certain balances being denominated in foreign currencies.  These balances are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

Intangible assets, except for those with an indefinite life (such as certain trade names and trademarks), are amortized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed or on a straight-line basis.  Amortization expense related to intangible assets was $15,015, $13,965 and $21,130 for the years ended December 31, 2009, 2010 and 2011, respectively.

Estimated amortization expense of the intangible assets for each of the following five years ending December 31, and in aggregate beyond five years, is as follows:

Year	Amount
2012	$19,578
2013	18,521
2014	15,888
2015	14,219
2016	12,742
2017 and beyond	37,872
Total	$118,820

(8)	Other Assets

Other assets (a non-current asset) were comprised of the following as of December 31:

	2010	2011
Deferred direct and relevant costs on implementations of long-term contracts, net	$11,324	$17,360
Refundable deposits	2,352	2,709
Other	3,054	3,043
Total	$16,730	$23,112

(9)	Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities were comprised of the following as of December 31:

	2010	2011
Employee compensation and benefits	$15,921	$18,577
Other non-income taxes accrued	9,018	10,496
Accrued interest	5,258	3,499
Restructuring	4,581	3,394
Estimated Interchange pre-acquisition tax contingency	8,339	2,116
Fair value of interest rate swap	4,683	––
Other	12,475	9,287
Total	$60,275	$47,369

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(10)        Other Liabilities

Other liabilities (a non-current liability) were comprised of the following as of December 31:

	2010	2011
Pension and related benefits	$19,779	$18,524
Deferred rent – non-current	8,014	10,520
Deferred income – non-current	7,061	9,840
Restructuring – non-current	5,817	3,186
Rebates due to stockholders of Interchange, net of discount	1,899	3,082
Other	1,342	1,591
Total	$43,912	$46,743

(11)	Debt and Obligations of GXS Holdings

Debt was comprised of the following as of December 31:

	2010		2011
	Book Value	Fair Value	Book Value	Fair Value
Revolving credit facility	$8,000	$8,000	$3,000	$3,000
Senior secured notes	785,000	785,000	785,000	727,146
Less: unamortized original issue discount	(15,885)	––	(12,932)	––
Total debt	777,115	793,000	775,068	730,146
Less: current maturities of long-term debt	(8,000)	(8,000)	(3,000)	(3,000)
Total long-term debt	$769,115	$785,000	$772,068	$727,146

At December 31, 2010, the Company’s long-term debt was trading close to its face value or book value of $785,000, so the Company considered the fair value to approximate the book value.  At December 31, 2011, the Company’s long-term debt was trading at 92.63% of its face value or book value, so the Company considered the fair value to be $727,146 at that date.

Senior Secured Notes

On December 23, 2009, the Company issued $785,000 of senior secured notes (the “Senior Secured Notes”) with an original issue discount of $18,608.  Net proceeds from issuance were used to fund the Inovis Merger in 2010, retire all of the outstanding debt under a previously outstanding credit facility and $35,000 of GXS Holdings outstanding subordinated notes, pay debt issuance costs and for other general corporate purposes.  Under the terms of the Senior Secured Notes indenture, the Company placed $227,580 in an escrow account to fund the Merger.  On June 2, 2010, the Company withdrew the funds from the escrow account to fund the Merger.

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

Revolving Credit Facility

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50,000 revolving credit facility (“the Revolver”).  The interest rate for the Revolver is a predetermined amount above the LIBOR, subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the Company’s option.  The Revolver is guaranteed by the guarantors that guarantee the Senior Secured Notes and secured by collateral that secure the Senior Secured Notes.  The Revolver is used by the Company, among other things, to fund its working capital needs, support letters of credit and for general corporate purposes.  The Company’s ability to borrow additional monies in the future under

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

the Revolver is subject to certain conditions, including compliance with certain covenants.  As of December 31, 2011, the Company had outstanding letters of credit of $11,661, outstanding borrowings of $3,000, and additional available borrowings of $35,339 under the Revolver.  Prior to the subsequent amendment discussed below, any outstanding borrowings under the Revolver were required to be repaid in full on December 23, 2012.

The Revolver requires the Company to maintain certain financial and nonfinancial covenants.  Noncompliance with any covenant specified in the Credit and Guaranty Agreement would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable.  At December 31, 2011, the Company was in compliance with all financial and non-financial covenants.

On February 29, 2012, the Credit and Guaranty Agreement was amended as follows:  (i) the expiration date of the Revolver was extended from December 23, 2012 to March 15, 2015; (ii) the minimum interest rate “floor” associated with the “base rate” and LIBOR was eliminated; (iii) the applicable margin was reduced with respect to Eurodollar rate loans to 4.50% per annum and with respect to “base rate” loans to 3.50% per annum; (iv) the revolving commitment fee percentage was lowered to 0.50% per annum; and (v) the net leverage ratio covenant was increased to a maximum of 5.75:1 commencing with the fiscal quarter ending March 31, 2012 and for each fiscal quarter ending thereafter.  All other covenants and conditions are unchanged.  The Company paid a closing fee of $375 in connection with this amendment.

Obligations of GXS Holdings

On October 5, 2007, GXS Holdings issued $55,000 of subordinated notes due September 30, 2017.  The notes bear interest at 14.2%, all payable in additional debt securities with the same terms and conditions as the subordinated notes or in cash at the Company’s option.  The Company has not guaranteed or pledged any of its assets to secure the notes.  The entire proceeds from these subordinated notes were used to fund a capital contribution to the Company which was used, in part, to repay the debt which was refinanced in connection with the retirement and closing of the previously outstanding credit facilities in December 2009.

The Company repaid $35,000 of the outstanding subordinated notes in December 2009 with a portion of the proceeds from the issuance of the Senior Secured Notes.  As a result, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 73 “Push Down of Debt”, the Company has included in its consolidated financial statements since the date of issuance the proportionate amount of GXS Holding’s debt that was repaid.   For the year ended December 31, 2009, interest expense incurred related to the GXS Holdings debt and included in the Company’s consolidated statements of operations was $4,477.

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

Deferred financing costs are being amortized over the life of the debt using a method that approximates the interest method. Amortization expense related to the deferred financing costs for the years ended December 31, 2009, 2010 and 2011 was $2,126, $4,292 and $4,247, respectively.

(12)	Financial Instruments

Until April 2011, the Company had an interest rate swap agreement with a commercial bank with a notional amount of $255,000.  The provisions of the agreement provided that the Company would pay the counterparty a fixed rate of 3.86%.  The counterparty would pay the Company a variable rate equal to three-month LIBOR, which was 0.30% at March 31, 2011, just prior to the swap agreement’s expiration.  The fair value of the interest rate swap was $4,683 as of December 31, 2010.  The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2,318 having been made on that date.  The interest rate swap was recorded in accrued expenses and other current liabilities in the consolidated balance sheet at December 31, 2010.

The interest rate swap had previously been designated as a cash flow hedge, and was utilized to manage the Company’s exposure related to changes in the three-month LIBOR rate associated with its previously outstanding variable-rate credit facility.  As the hedged future forecasted transactions (variable interest payments on the credit facility) were no longer probable of occurring upon the repayment and extinguishment of the previously outstanding credit facility in December 2009, the effective portion of the hedge was

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

reclassified out of accumulated other comprehensive loss into interest expense in December 2009.  In addition, changes in the fair value of the interest rate swap were recorded through interest expense.  The change in fair value of the interest rate swap of $7,165 was recorded as a reduction to interest expense in the year ended December 31, 2010.  The change in fair value of the interest rate swap of $4,683 for the period from January 1, 2011 until the settlement and final payment in April 2011 was recorded as a reduction to interest expense for the year ended December 31, 2011.

(13)        Income Taxes

The following represents the components of the provisions for income taxes for the years ended December 31:

	2009	2010	2011
Current income taxes (benefit):
Federal	$––	$––	$––
State	137	265	196
Foreign	2,556	2,090	2,949
	2,693	2,355	3,145
Deferred income taxes (benefit):
Federal	649	(28,259)	587
State	140	72	(193)
Foreign	(4,741)	304	3,245
	(3,952)	(27,883)	3,639
Total	$(1,259)	$(25,528)	$6,784

A reconciliation of the effective rate of the provision (benefit) for income taxes to the statutory rate is as follows:

	2009	2010	2011
Statutory U.S. Federal income tax (benefit) rate	(35.0)%	(35.0)%	35.0%
Increase (reduction) in rate resulting from:
State and local tax	1.0%	1.6%	8.6%
Foreign taxes, including results of examinations and carrybacks	(23.6)%	41.0%	49.9%
U.S. tax on branch earnings	2.6%	6.7%	––
Changes in valuation allowance	46.0%	(3.8)%	––
Reduction in valuation allowance related to deferred tax liabilities from acquisitions	––	(132.0)%	––
Other	4.3%	3.0%	28.5%
Income tax expense (benefit) rate	(4.7)%	(118.5)%	122.0%

Deferred income tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

	2010	2011
Deferred tax assets:
Accrued and other liabilities	$31,631	$30,347
Domestic net operating loss carryforwards	223,625	230,708
Foreign net operating loss carryforwards	17,314	23,797
Tax credit carryforwards	3,105	3,052
Unrealized loss on investment	839	962
Intangible assets and goodwill	129,092	102,197
Property and equipment	1,674	––
Other	4,591	6,351
Gross deferred tax assets	411,871	397,414
Valuation allowance	(332,207)	(329,741)
Net deferred tax assets	$79,664	$67,673

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

	2010	2011
Deferred tax liabilities:
Property and equipment	$19,779	$19,976
Intangible assets	58,476	49,374
Undistributed earnings of foreign subsidiaries	2,484	2,990
Gross deferred tax liabilities	80,739	72,340
Net deferred tax (liabilities)	$(1,075)	$(4,667)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.  Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its net deferred tax assets.  However, the Company presently does not have sufficient objective evidence to support management’s belief and, accordingly, has established a valuation allowance of $329,741 for its U.S. and certain foreign net deferred tax assets as required by U.S. GAAP.  During the years ended December 31, 2010 and 2011, the Company changed its valuation allowance by decreasing it $29,414 and $2,466, respectively.  The recording of this valuation does not affect the Company’s ability to utilize this asset should the Company generate future taxable income.

As of December 31, 2011, the Company has gross U.S. net operating loss carryforwards of approximately $518,172 for federal tax purposes which will expire between 2022 and 2029.  In addition, the Company has gross foreign net operating loss carryforwards of approximately $93,157 with varying expiration dates.  The Company also has gross U.S. net operating loss carryforwards of approximately $89,768 acquired in prior business acquisitions which will expire between 2015 and 2030.  Use of these acquired net operating loss carry forwards is subject to the ownership change provisions of the Internal Revenue Code.

The Company has recognized a deferred tax liability of approximately $2,990 for the undistributed earnings of its foreign operations that arose in 2011 and prior years because management expects those unremitted earnings to be repatriated and become taxable to the Company in the foreseeable future.

Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.  During 2011, there were no material changes to the liability for uncertain tax positions.  As of December 31, 2011, the accrual for the payment of tax-related interest and penalties was not material.

The Company operates in various taxable jurisdictions throughout the world and its tax returns are subject to audit and review from time to time.  The Company considers the U.S. and the U.K. to be its most significant tax jurisdictions.  The Company’s subsidiaries in the U.S. have had operating losses each year since 2002.  The U.S. subsidiaries are subject to federal, state, and local examination for periods after December 31, 2007 for purposes of making an additional tax assessment and all of the tax periods are subject to examination for purposes of reducing the net operating losses carried to future years.  The Company’s subsidiaries in the U.K. are subject to examination for periods after December 31, 2008.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(14)        Lease and Other Commitments

The Company is a lessee under various non-cancellable operating lease arrangements for office space and equipment having terms expiring on various dates.

As of December 31, 2011, the future minimum annual lease payments and future contractual sublease rentals are as follows:

Year(s)	Future Minimum Lease Payments	Future Contractual Sublease Rentals
2012	$19,584	$3,841
2013	18,906	3,978
2014	11,503	1,344
2015	7,186	––
2016	6,386	––
2017 and beyond	20,783	––
Total	$84,348	$9,163

Rent expense for operating leases was $13,445, $15,072 and $15,787 for the years ended December 31, 2009, 2010 and 2011, respectively.

The Company also has a multi-year commitment with a third-party provider for telecommunications network managed services.  As of December 31, 2011, the future minimum annual commitments on the telecommunications network managed services agreement are $7,400, $6,547 and $15,960 for the years ending December 31, 2012, 2013 and 2014, respectively.

(15)        Restructuring Charges

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

During the year ended December 31, 2009, the Company incurred approximately $7,549 in restructuring charges, including $4,582 as a result of management restructuring actions that included the reduction of approximately 92 positions. The remaining charges relate to facility exist costs at facilities no longer used by the Company as part of restructuring programs announced in previous years.

During the year ended December 31, 2010, the Company incurred approximately $5,635 in restructuring charges principally associated with the consolidation of office space at the former Inovis headquarters and the termination of approximately 117 employees associated with the integration of the Inovis business.  The Company also assumed $1,345 of obligations for restructuring activities related to the termination of certain Inovis employees.

During the year ended December 31, 2011, the Company recorded restructuring charges of approximately $2,469, which included charges associated with the further consolidation of office space at the former Inovis headquarters and termination of approximately 36 employees associated with the integration of the Inovis business.  The Company also assumed $164 of obligations for restructuring activities related to the termination of certain RollStream employees.  In addition to former Inovis and RollStream employees, approximately 21 other employees were involuntarily terminated and included in restructuring charges for the year ended December 31, 2011.

The restructuring accrual amounts recorded are net of amounts the Company expects to receive from subleasing vacated space, primarily at its previous corporate headquarters through April 2014.  The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases.  As of December 31, 2011, approximately $5,278 of the facilities restructuring obligations are associated with the Company’s previous global headquarters.  The Company relocated to a new global headquarters facility in March 2010.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

The following is a summary of the Company’s restructuring activities and related obligations for the years ended December 31, 2009, 2010 and 2011, respectively:

	Severance	Facilities	Total
Balance as of December 31, 2008	$922	$15,088	$16,010
Restructuring charges	4,582	2,967	7,549
Payments and other adjustments	(5,355)	(5,575)	(10,930)
Balance as of December 31, 2009	$149	$12,480	$12,629
Restructuring obligations assumed in the Inovis Merger	1,345	––	1,345
Restructuring charges	2,348	3,287	5,635
Payments and other adjustments	(2,405)	(6,806)	(9,211)
Balance as of December 31, 2010	$1,437	$8,961	$10,398
Restructuring obligations assumed in RollStream acquisition	164	––	164
Restructuring charges	1,476	993	2,469
Payments and other adjustments	(2,589)	(3,862)	(6,451)
Balance as of December 31, 2011	$488	$6,092	$6,580

The current portion of the above obligations totaled $4,581 and $3,394 at December 31, 2010 and 2011, respectively, and are included in accrued expenses and other current liabilities on the consolidated balance sheets (see Note 9).  The long-term portion of the above obligations totaled $5,817 and $3,186 at December 31, 2010 and 2011, respectively, and are included in other liabilities on the consolidated balance sheets (see Note 10).

(16)	Merger and Acquisition Fees

Merger and acquisition fees are costs incurred by the Company for outside professional and legal advisory services on matters related to potential transactions and for similar services on mergers and/or acquisitions that are executed.  The Company recorded merger and acquisition fees of $2,535, $8,555 and $227 during the years ended December 31, 2009, 2010 and 2011, respectively.  The fees for the years ended December 31, 2009 and 2010 are for professional and legal advisory services and certain transaction costs associated with the Inovis Merger in June 2010.  The fees for the year ended December 31, 2011 are largely for professional and legal advisory services associated with the RollStream acquisition in March 2011 and for another potential acquisition that was not completed.

(17)        Pension and Other Retirement Benefits

(a)	Defined Benefit Retirement Plans

While the Company does not sponsor a defined benefit retirement plan within the U.S., it does sponsor defined benefit retirement plans in several non-U.S. jurisdictions which cover a substantial portion of the Company’s employees in various countries around the world, the most significant of which are in Germany and the Philippines.

The Company’s German and Philippine subsidiaries, GXS GmbH and GXS Philippines, Inc., respectively, maintain noncontributory defined benefit retirement plans covering certain of its employees.  The cost of providing benefits to eligible participants under the defined benefit retirement plans is calculated using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service, and certain actuarial assumptions.  The German subsidiary’s plan has been closed to new participants since 2006.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

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

The Company recognizes a liability on its consolidated balance sheets equal to the unfunded status of each of its defined benefit retirement plans.  The funded status is the difference between the fair value of the plan’s assets (if any) and the benefit obligation.  Changes in plan assets and liabilities due to differences between actuarial assumptions and the actual results of the plan are recorded directly to accumulated other comprehensive loss in stockholder’s deficit on the consolidated balance sheet rather than charged to earnings.  These differences are then amortized over future years as a component of annual benefit cost.  The Company amortizes actuarial differences on a straight-line basis over the average remaining service period of eligible employees.  It recognizes the difference between the actual and expected return on plan assets over five years.  The deferral of these differences reduces the volatility of the Company’s annual benefit cost that can result either from year-to-year changes in the assumptions or from actual results that are not necessarily representative of the long-term financial position of these plans.

Reconciliation of Funded Status and Accumulated Benefit Obligation

Expenses for the defined benefit retirement plans are developed from actuarial valuations prepared by independent third parties. The following summarizes the projected benefit obligations, plan assets and funded status of the defined benefit retirement plans.

	2010			2011
	Germany	Philippines	Combined	Germany	Philippines	Combined
Change in benefit obligation:
Benefit obligation – beginning of period	$(17,419)	$(951)	$(18,370)	$(18,833)	$(1,118)	$(19,951)
Service cost	(128)	(335)	(463)	(168)	(345)	(513)
Interest cost	(868)	(92)	(960)	(913)	(94)	(1,007)
Pension payments	732	—	732	832	5	837
Actuarial gain (loss)	(2,626)	316	(2,310)	2,337	(414)	1,923
Foreign currency exchange effects	1,476	(56)	1,420	96	1	97
Benefit obligation – end of period	(18,833)	(1,118)	(19,951)	(16,649)	(1,965)	(18,614)
Change in plan assets:
Fair value of assets – beginning of period	—	24	24	—	33	33
Actual return on plan assets	—	7	7	—	2	2
Foreign currency exchange effects	—	2	2	—	—	—
Fair value of plan assets – end of period	—	33	33	—	35	35
Funded status – end of period	$(18,833)	$(1,085)	$(19,918)	$(16,649)	$(1,930)	$(18,579)

Amounts recognized on the consolidated balance sheets as of December 31, 2010 and 2011, consisted of the following:

	2010			2011
	Germany	Philippines	Combined	Germany	Philippines	Combined
Current assets	$—	$33	$33	$—	$35	$35
Current liabilities	(760)	—	(760)	(797)	—	(797)
Noncurrent liabilities	(18,073)	(1,127)	(19,200)	(15,852)	(1,965)	(17,817)
Net liability recognized	$(18,833)	$(1,094)	$(19,927)	$(16,649)	$(1,930)	$(18,579)

The combined net periodic benefit cost for these defined benefit retirement plans was $1,255, $1,415 and $1,525 for the years ended December 31, 2009, 2010 and 2011, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

Retirement Plan Assumptions

The Company calculates the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following tables summarize the weighted average assumptions used to determine benefit obligations and net periodic benefit costs, respectively:

	2010		2011
	Germany	Philippines	Germany	Philippines
Benefit obligations:
Discount rate	5.50%	8.25%	4.60%	7.00%
Salary increase rate	1.50%	7.00%	2.00%	7.00%
Normal retirement age	65	60	65	60
Net periodic benefit costs:
Discount rate	5.50%	8.25%	4.60%	7.00%
Rate of return on plan assets	—	7.25%	—	7.25%
Salary increase rate	1.50%	7.00%	2.00%	7.00%

Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan assets, which are reviewed and updated on an annual basis.  The discount rates reflect market rates for high-quality corporate bonds in Germany and long-term Philippine Treasury Bonds in the Philippines.  The Company considers current market conditions, including changes in interest rates, in making assumptions.  In establishing the expected return on assets assumption, it reviews the asset allocations considering plan maturity and develops return assumptions based on different asset classes.  The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments in the plan.  Pension plan assets in the Philippines are managed by the Bank of the Philippine Islands (“BPI”) in accordance with general instructions from the local subsidiary’s management.  The salary increase rate is comprised of general inflationary increases plus a further increase for individual productivity, merit and promotion.

The benefits expected to be paid from the defined benefit retirement plans in each of the next five years ending December 31 and in aggregate the five years thereafter are as follows:

	Retirement Benefits Expected to be Paid
Year(s)	Germany	Philippines	Combined
2012	$797	$6	$803
2013	833	9	842
2014	914	11	925
2015	973	24	997
2016	1,083	38	1,121
2017 - 2021	6,533	572	7,105
Total	$11,133	$660	$11,793

(b)   Defined Contribution Retirement Plans

The Company maintains a defined contribution retirement plan, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for certain of its U.S. domestic employees.  Prior to February 2009, the Company matched certain contributions under the 401(k) Plan of up to 100% of the employee’s contribution of the first 3% of the employee’s salary, and 50% of the next 2% of salary, up to total matching contributions of 4% of the employee’s compensation.  In February 2009, the Company discontinued matching contributions to the 401(k) Plan.  The Company reinstated matching contributions in April 2010, but at 100% of employee contributions up to 2% of salary.  The Company recognized compensation expense for this plan of $394, $1,180 and $1,756 for the years ended December 31, 2009, 2010 and 2011, respectively.

The Company also maintains other defined contribution retirement plans in several non-U.S. jurisdictions, the most material of which is in the U.K.  The Company recognized compensation expense for this plan of $251, $442 and $781 for the years ended December 31, 2009, 2010 and 2011, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

The remainder of other defined contribution retirement plans maintained in non-U.S. jurisdictions is not material to the Company’s consolidated financial position or results of operations.

(18)        Stock Option Plans

(a)  GXS Holdings, Inc. Stock Incentive Plan

GXS Holdings sponsors a stock option plan (the GXS Holdings, Inc. Stock Incentive Plan or “Holdings Plan”) that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.  The Holdings Plan provides for the grant of awards to acquire up to 18,836 shares of GXS Holdings common stock.  The Company did not grant any options from the Holdings Plan during the year ended December 31, 2011.

Options granted under the Holdings Plan prior to September 1, 2004 vest in various amounts over periods of up to eight years.  The options granted on or after September 1, 2004 vest 25% on the first anniversary of the grant date.  Thereafter, these options vest at a rate of 1/36 per month over the three-year period following the first anniversary of the grant date.  The options are generally not exercisable until an initial public offering or seven years from the date of grant.  Upon exercise of the options, GXS Holdings has the right to repurchase the common stock for the lower of fair market value or the exercise price following termination of employment for cause or for fair market value following termination for other than cause.  This repurchase right terminates upon the earlier of an initial public offering, which raises proceeds of at least $75,000, or twelve months from the date of termination of employment.  Fair market value is determined by the closing price of the stock on the last date before determination, if publicly traded.  Otherwise, fair market value is determined by a committee of the board of directors.  All options under the Holdings Plan have been granted with an exercise price of $0.50 per share.

Effective with the Inovis Merger, shares reserved and granted under the Holdings Plan were subject to a conversion into shares and grants in GXS Group, Inc. at a conversion rate of approximately 18 to 1 applied to the number and pricing of Holdings Plan options, and remain outstanding with their existing vesting schedules, expiration dates and subject to other terms of the Holdings Plan, which GXS Group, Inc. assumed upon the Inovis Merger.  By using this conversion factor, the Company converted 11,466 shares of the Holdings Plan options into 642 shares of GXS Group options and increased the exercise price from $0.50 per share to $8.93 per share.  The conversion also reduced the total authorized number of Holdings Plan options that could be awarded from 18,836 to 1,055.  However, no additional options will be granted from this plan; therefore the maximum number of plan options in the pool, will be the same as the number outstanding at the end of a measurement period.

The following is a summary of the Holdings Plan common stock options granted, exercised, forfeited, converted and outstanding for the years ended December 31, 2009, 2010 and 2011:

Holdings Plan	2009	2010	2011
Outstanding at the beginning of the year	11,901	12,055	623
Granted prior to conversion - for 2009 and 2010 only	2,324	946	––
Exercised prior to conversion - for 2009 and 2010 only	––	––	––
Forfeited prior to conversion - for 2009 and 2010 only	(2,170)	(1,535)	––
Subtotal - Outstanding at date of Inovis Merger (June 2, 2010)	12,055	11,466	623
Outstanding after application of conversion rate - for 2010 only	––	642	––
Granted after conversion - for 2010 and 2011 only	––	––	––
Exercised after conversion - for 2010 and 2011 only	––	––	––
Forfeited after conversion - for 2010 and 2011 only	––	(19)	(113)
Outstanding at the end of the year	12,055	623	510

As of December 31, 2011, approximately 451 of the Holdings Plan options were vested.

The estimated fair value of Holdings Plan options granted in 2009 and 2010 was $74 and $30, respectively.  There were no Holdings Plan options granted in 2011.  The amounts reflected above are the aggregate grant date fair values for the grants issued during the years ended December 31, 2009 and 2010, respectively, under this plan, computed using the Black-Scholes option-pricing model in accordance with FASB ASC Topic 718 – Accounting for Stock Options and Other Stock-Based Compensation, and assuming no dividends.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

As of December 31, 2011, the unrecognized stock compensation expense related to unvested Holdings Plan options was $43 which will be recognized over a weighted-average period of ten months.

(b)	2010 GXS Group, Inc. Long Term Incentive Plan

In connection with the Inovis Merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010 that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.   The Group LTIP provides for the grant of awards to acquire up to 14,000 shares of GXS Group common stock with maximum limits to any one individual of 2,500 share options in a calendar year and 1,500 share awards (or $6,300) per calendar year measured as of the date of grant.  The Company granted 4,425 options from the Group LTIP during the year ended December 31, 2011.

The Group LTIP options vest 25% on the first anniversary of the grant date.  Thereafter, these options vest at a rate of 1/36 per month over the three-year period following the first anniversary of the grant date.  The Group LTIP options are generally not exercisable until an initial public offering or seven years from the date of grant.  Upon exercise of the options, GXS Group has the right to repurchase the common stock for the lower of fair market value or the exercise price following termination of employment for cause or for fair market value following termination for other than cause.  This repurchase right terminates upon the earlier of an initial public offering, which raises proceeds of at least $100,000, or twelve months from the date of termination of employment.  Fair market value is determined by the closing price of the stock on the last date before determination, if publicly traded.  Otherwise, fair market value is determined by a committee of the board of directors.  All options under the Group LTIP have been granted with an exercise price of $1.26 per share.

The following is a summary of the Group LTIP common stock options granted, exercised, forfeited and outstanding for the years ended December 31, 2010 and 2011:

Group LTIP	2010	2011
Outstanding at the beginning of the year	––	6,048
Granted	6,545	4,425
Exercised	––	––
Forfeited	(497)	(907)
Outstanding at the end of the year	6,048	9,566

As of December 31, 2011, approximately 1,694 of the Group LTIP options were vested, as the first grants issued under the plan recently surpassed their one year anniversary and have begun to vest.

The estimated fair value of Group LTIP options granted in 2010 and 2011 was $2,510 and $1,798, respectively.  The amounts reflected above are the aggregate grant date fair values for the grants issued during the years ended December 31, 2010 and 2011, respectively, under this plan, computed using the Black-Scholes option-pricing model in accordance with FASB ASC Topic 718 – Accounting for Stock Options and Other Stock-Based Compensation.  The Black-Scholes option-pricing model assumed no dividends, a weighted-average risk free rate of 0.53%, a weighted-average expected volatility of 85.0%, an expected average option life of 4.0 years and a weighted-average fair value per share of $0.24.

As of December 31, 2011, the unrecognized stock compensation expense related to unvested Group LTIP options was $2,790 which will be recognized over a weighted-average period of 1.6 years.

Stock compensation expense for the years ended December 31, 2009, 2010 and 2011, was $150, $403 and $733, respectively.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(19)        Contingencies

The Company is subject to various legal proceedings and claims in the U.S. and other foreign jurisdictions, which arise in the ordinary course of its business, none of which management believes are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is also subject to income and other taxes in the U.S. and other foreign jurisdictions and is regularly under audit by tax authorities.  Although the Company believes its tax estimates are reasonable, the final determination of tax audits and any related litigation or other proceedings could be materially different than that which is reflected in the Company’s tax provisions and accruals.  In certain foreign jurisdictions, we may be required to place on deposit or provide a bank guarantee for amounts claimed by tax authorities while we challenge such amounts through litigation. Should additional taxes be assessed as a result of an audit or litigation, it could have a material effect on the Company’s income tax provision and net income in the period or periods for which that determination is made.

In 2006, Inovis became aware of patent infringement allegations by a third party against certain customers of one of Inovis’ software technology products.  In July 2007, Inovis filed a complaint for declaratory judgment against the third party in the U.S. District Court of Delaware, seeking a judgment and declaration that neither Inovis nor any of its customers have infringed on the patent at issue.  Inovis filed a Request for Reexamination of such patent with the U.S. Patent and Trademark Office (“the USPTO”), which was accepted in May 2008, resulting in the amendment and/or cancellation of certain of the patent claims.  In September 2009, the USPTO granted a second Request for Reexamination of the patent filed by Inovis, finding a substantial new question of patentability with respect to all claims.  In March 2010, the USPTO issued an initial ruling rejecting all of the claims in the patent, in response to which the patent holder filed amended claims.  In December 2010, the USPTO issued a final ruling cancelling certain of the patent claims and leaving only one amended claim and its dependent claims.  The litigation is currently stayed, but may resume in 2012, or later.  Although the Company believes that the third party’s patent infringement allegations are without merit, there can be no assurance that the Company will prevail in the litigation.  An amount of potential loss, if any, cannot be determined at this time.

The Company’s Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore.  U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices.  Accordingly, the Company determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, the Company may incur an increased tax liability, including accrued interest and penalties.  GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from its tax advisors, the Company believes that the facts the Indian tax authorities are using to support their assessment are flawed.  The Company has started appeal procedures and anticipates a settlement with the tax authorities sometime in the future.  The Company has accrued $1,494 to cover its anticipated financial exposure to this matter.  There can be no assurance that appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that the Company may receive similar orders for other years until the above disputes are resolved.

(20)        Related Party Transactions

Prior to the Inovis Merger, the Company had an agreement with Francisco Partners, the controlling shareholder of GXS Holdings, under which the Company had agreed to pay Francisco Partners an annual fee of $2,000 plus expenses for financial advisory and consulting services (“the Monitoring Agreement”).  The expense related to the fee payable under the Monitoring Agreement was $2,000 for the year ended December 31, 2009 and $833 for the period from January 1, 2010 through June 2, 2010.  Francisco Partners waived the payment of $2,000 of fees earned during the year ended December 31, 2009 and $833 of fees earned for the period from January 1, 2010 through June 2, 2010, and such amounts were recorded as contributions to additional paid-in capital in the applicable consolidated statements of changes in stockholder’s deficit.  The Company also paid Francisco Partners a merger advisory fee of $3,000 prior to the closing of the Inovis Merger.

On June 2, 2010, the Company terminated the Monitoring Agreement and entered into a new management agreement pursuant to which the Company agreed to pay in the aggregate an annual fee of $4,000 to Francisco Partners and certain former stockholders of Inovis, Golden Gate Capital and Cerberus Partners, in exchange for financial advisory and consulting services (“the Management Agreement”).  The Management Agreement has a term of ten years.  The expense related to the 2010 management fee was $4,000 for the period from June 2, 2010 through December 31, 2010.  In December 2010, the Company made a payment of $2,868 to Francisco Partners and the remaining unpaid management fee payable to Golden Gate Capital and Cerberus Partners of $566 each (or $1,132 in total) was included in accrued expenses and other current liabilities as of December 31, 2010.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

In March 2011, the Company made a payment of $566 to Golden Gate Capital for their balance of 2010 management fee earned and the remaining unpaid 2010 management fee of $566 payable to Cerberus Partners is included in accrued expenses and other current liabilities as of December 31, 2011.

The expense related to the 2011 management fee was $4,000 for the year ended December 31, 2011.  In both July and December 2011, the Company made payments of $1,434, respectively, (or $2,868 combined) to Francisco Partners for their 2011 management fees earned.  In December 2011, the Company paid Golden Gate Capital $283 toward their portion of the 2011 management fee earned.  The remaining unpaid portion of the 2011 management fee payable to Golden Gate Capital and Cerberus Partners of $283 and $566, respectively, (or $849 combined) is included in accrued expenses and other current liabilities as of December 31, 2011.

In November 2011, the Company entered into an agreement with a director of the Company to provide consulting services for operational and technology reviews and assessments, as requested by the Company.  The Company considered the director’s experience as a former chief information officer of several public companies to be invaluable in providing useful analysis and feedback.  The agreement covers the period commencing November 15, 2011 through February 28, 2012.  In exchange for the consulting services, the director receives a fee of $10 per week during which services are provided, plus reimbursement for any actual and reasonable expenses incurred in performing such services.  During the year ended December 31, 2011, the Company recorded $60 for  services under this agreement, plus approximately $7 for expenses incurred.

(21)        Quarterly Results of Operations (unaudited)

The summary financial information below shows the revenue, operating income, net income (loss) and net income (loss) attributable to GXS Worldwide, by quarter for the years ended December 31, 2009, 2010 and 2011, respectively.

2009	Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$83,846	$86,864	$88,729	$90,737
Operating income	9,657	9,963	17,578	19,149
Net loss	(4,339)	(2,867)	(1,218)	(17,108)
Net loss attributable to GXS Worldwide	(4,347)	(2,860)	(1,249)	(17,047)

2010	Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$84,686	$97,649	$114,138	$121,456
Operating income	13,041	12,685	19,156	19,741
Net income (loss)	(10,669)	28,035	(3,002)	(10,362)
Net income (loss) attributable to GXS Worldwide	(10,640)	28,056	(2,995)	(10,436)

2011	Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$114,108	$118,815	$122,716	$124,248
Operating income	17,609	21,169	25,199	26,540
Net income (loss)	(3,794)	58	40	2,437
Net income (loss) attributable to GXS Worldwide	(3,804)	36	75	2,409

The Company’s quarterly results of operations  are generally not impacted by seasonality due to the nature of its customer contracts.  The quarterly results of operations for the quarters ended June 30, September 30, and December 31, 2010, respectively, and for each of the quarters in 2011, reflect the combined results of Inovis, which was acquired on June 2, 2010.

(22)        Supplemental Condensed Consolidated Financial Information

The Senior Secured Notes are guaranteed by each of the Company’s U.S. subsidiaries (“the Subsidiary Guarantors”).  The guarantees are full, unconditional and joint and several.  The Subsidiary Guarantors are each wholly-owned by the Company.  The ability of the Company’s subsidiaries to make cash distributions and loans to the Company and Subsidiary Guarantors is not expected to be significantly restricted.  The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company, Subsidiary Guarantors and the Company’s non-guarantor subsidiaries.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Balance Sheets
December 31, 2011
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$2,836	$10,132	$––	$12,968
Receivables, net	––	57,294	49,505	––	106,799
Prepaid expenses and other assets	––	16,887	11,994	––	28,881
Advances to subsidiaries	––	644,162	81,680	(725,842)	––
Total current assets	––	721,179	153,311	(725,842)	148,648
Investments in subsidiaries	499,003	18,098	––	(517,101)	––
Property and equipment, net	––	97,204	7,845	––	105,049
Goodwill	––	242,198	26,569	––	268,767
Intangible assets, net	––	106,404	14,079	––	120,483
Deferred financing costs	15,018	––	––	––	15,018
Other noncurrent assets	––	13,081	10,031	––	23,112
Total Assets	$514,021	$1,198,164	$211,835	$(1,242,943)	$681,077

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$3,000	$––	$––	$––	$3,000
Trade payables	61	13,910	5,669	––	19,640
Other current liabilities	3,500	50,165	40,326	––	93,991
Advances from affiliates	––	602,517	123,325	(725,842)	––
Total current liabilities	6,561	666,592	169,320	(725,842)	116,631
Long-term debt less current maturities	772,068	––	––	––	772,068
Other liabilities	––	32,569	24,135	––	56,704
Total liabilities	778,629	699,161	193,455	(725,842)	945,403
Stockholder’s equity (deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(264,608)	499,003	18,098	(517,101)	(264,608)
Non-controlling interest	––	––	282	––	282
Total stockholder’s equity (deficit)	(264,608)	499,003	18,380	(517,101)	(264,326)
Total Liabilities and Stockholder’s Equity (Deficit)	$514,021	$1,198,164	$211,835	$(1,242,943)	$681,077

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2009
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$277,944	$199,693	$(127,461)	$350,176

Costs and operating expenses	––	221,744	189,462	(127,461)	283,745
Restructuring charges	––	3,489	4,060	––	7,549
Merger and acquisition fees	2,535	––	––	––	2,535
Operating income	(2,535)	52,711	6,171	––	56,347
Other income (expense), net	(83,801)	10,803	(10,140)	––	(83,138)
Income (loss) before income taxes	(86,336)	63,514	(3,969)	––	(26,791)
Income tax expense (benefit)	––	926	(2,185)	––	(1,259)
Income (loss) before equity in income (loss) of subsidiaries	(86,336)	62,588	(1,784)	––	(25,532)
Equity in income (loss) of subsidiaries	60,804	(1,784)	––	(59,020)	––
Net income (loss)	(25,532)	60,804	(1,784)	(59,020)	(25,532)
Adjustments to pension liabilities	––	––	(774)	––	(774)
Unrealized loss on interest rate swap	10,894	––	––	––	10,894
Foreign currency translation adjustments	––	––	1,926	––	1,926
Dividends from subsidiaries	––	5,865	––	(5,865)	––
Comprehensive income (loss)	(14,638)	66,669	(632)	(64,885)	(13,486)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(29)	––	(29)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(14,638)	$66,669	$(603)	$(64,885)	$(13,457)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2010
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$339,563	$210,888	$(132,522)	$417,929

Costs and operating expenses	––	275,044	194,870	(132,522)	337,392
Restructuring charges	––	4,685	950	––	5,635
Merger and acquisition fees	8,555	––	––	––	8,555
Loss on disposition of assets	––	1,724	––	––	1,724
Operating income (loss)	(8,555)	58,110	15,068	––	64,623
Other income (expense), net	(86,224)	10,784	(10,709)	––	(86,149)
Income (loss) before income taxes	(94,779)	68,894	4,359	––	(21,526)
Income tax expense (benefit)	––	(27,923)	2,395	––	(25,528)
Income (loss) before equity in income of subsidiaries	(94,779)	96,817	1,964	––	4,002
Equity in income of subsidiaries	98,781	1,964	––	(100,745)	––
Net income	4,002	98,781	1,964	(100,745)	4,002
Adjustments to pension liabilities	––	––	(1,329)	––	(1,329)
Foreign currency translation adjustments	––	––	(361)	––	(361)
Dividends from subsidiaries	––	1,338	––	(1,338)	––
Comprehensive income	4,002	100,119	274	(102,083)	2,312
Less: Comprehensive income attributable to non-controlling interest	––	––	17	––	17
Comprehensive income attributable to GXS Worldwide, Inc.	$4,002	$100,119	$257	$(102,083)	$2,295

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2011
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$395,574	$223,099	$(138,786)	$479,887

Costs and operating expenses	––	314,402	211,058	(138,786)	386,674
Restructuring charges	––	1,846	623	––	2,469
Merger and acquisition fees	227	––	––	––	227
Operating income (loss)	(227)	79,326	11,418	––	90,517
Other income (expense), net	(83,616)	11,117	(12,493)	––	(84,992)
Income (loss) before income taxes	(83,843)	90,443	(1,075)	––	5,525
Income tax expense	––	590	6,194	––	6,784
Income (loss) before equity in income (loss) of subsidiaries	(83,843)	89,853	(7,269)	––	(1,259)
Equity in income (loss) of subsidiaries	82,584	(7,269)	––	(75,315)	––
Net income (loss)	(1,259)	82,584	(7,269)	(75,315)	(1,259)
Adjustments to pension liabilities	––	––	1,831	––	1,831
Foreign currency translation adjustments	––	––	358	––	358
Dividends from subsidiaries	––	2,219	––	(2,219)	––
Comprehensive income (loss)	(1,259)	84,803	(5,080)	(77,534)	930
Less: Comprehensive income attributable to non-controlling interest	––	––	25	––	25
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(1,259)	$84,803	$(5,105)	$(77,534)	$905

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2009
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(25,532)	$60,804	$(1,784)	$(59,020)	$(25,532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	33,853	19,659	––	53,512
Deferred income taxes	––	789	(4,741)	––	(3,952)
Loss on extinguishment of debt	9,588	––	––	––	9,588
Amortization of deferred financing costs	3,486	––	––	––	3,486
Unrealized loss on interest rate swap	11,848	––	––	––	11,848
Accretion of interest on GXS Holdings notes	4,477	––	––	––	4,477
Stock compensation expense	––	150	––	––	150
Equity in net (income) loss of subsidiaries	(60,804)	1,784	––	59,020	––
Changes in operating assets and liabilities, net	84,365	(78,547)	(16,799)	––	(10,981)
Net cash provided by (used in) operating activities	27,428	18,833	(3,665)	––	42,596
Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(30,521)	(1,308)	––	(31,829)
Increase in restricted cash	(227,580)	––	––	––	(227,580)
Net cash used in investing activities	(227,580)	(30,521)	(1,308)	––	(259,409)
Cash flows from financing activities:
Repayment of long-term debt	(505,813)	––	––	––	(505,813)
Proceeds from long-term debt issuance	766,392	––	––	––	766,392
Borrowings under revolving credit facility	45,000	––	––	––	45,000
Repayments under revolving credit facility	(45,000)	––	––	––	(45,000)
Repayment of obligations of GXS Holdings	(35,000)	––	––	––	(35,000)
Payment of deferred purchase price	––	––	(6,666)	––	(6,666)
Payment of financing costs	(25,427)	––	––	––	(25,427)
Net cash provided by (used in) financing activities	200,152	––	(6,666)	––	193,486

Effect of exchange rate changes on cash	––	––	1,013	––	1,013

Decrease in cash and cash equivalents	––	(11,688)	(10,626)	––	(22,314)
Cash and cash equivalents, beginning of year	––	24,671	23,192	––	47,863
Cash and cash equivalents, end of year	$––	$12,983	$12,566	$––	$25,549

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statements of Cash Flows
Year Ended December 31, 2010
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,002	$98,781	$1,964	$(100,745)	$4,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	––	43,280	5,428	––	48,708
Deferred income taxes	––	408	304	––	712
Change in deferred tax asset valuation allowance resulting from business acquisition	––	(28,595)	––	––	(28,595)
Loss on disposition of assets	––	1,724	––	––	1,724
Amortization of deferred financing costs	7,689	––	––	––	7,689
Unrealized gain on interest rate swap	(7,165)	––	––	––	(7,165)
Stock compensation expense	––	403	––	––	403
Equity in net income of subsidiaries	(98,781)	(1,964)	––	100,745	––
Changes in operating assets and liabilities, net	87,135	(97,264)	274	––	(9,855)
Net cash provided by (used in) operating activities	(7,120)	16,773	7,970	––	17,623
Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(31,373)	(3,948)	––	(35,321)
Proceeds from sale of assets	––	400	––	––	400
Business acquisition, net of cash acquired of $14,440	––	(220,005)	––	––	(220,005)
Decrease in restricted cash	––	227,580	––	––	227,580
Net cash used in investing activities	––	(23,398)	(3,948)	––	(27,346)
Cash flows from financing activities:
Borrowings under revolving credit facility	31,000	––	––	––	31,000
Repayments under revolving credit facility	(23,000)	––	––	––	(23,000)
Payment of deferred purchase price	––	––	(6,685)	––	(6,685)
Payment of financing costs	(880)	––	––	––	(880)
Net cash provided by (used in) financing activities	7,120	––	(6,685)	––	435

Effect of exchange rate changes on cash	––	––	65	––	65

Decrease in cash and cash equivalents	––	(6,625)	(2,598)	––	(9,223)
Cash and cash equivalents, beginning of year	––	12,983	12,566	––	25,549
Cash and cash equivalents, end of year	$––	$6,358	$9,968	$––	$16,326

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statements of Cash Flows
Year Ended December 31, 2011
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,259)	$82,584	$(7,269)	$(75,315)	$(1,259)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	48,985	6,695	––	55,680
Deferred income taxes	––	395	3,244	––	3,639
Amortization of deferred financing fees and debt discount	7,197	––	244	––	7,441
Unrealized gain on interest rate swap	(2,365)	––	––	––	(2,365)
Settlement of interest rate swap	(2,318)	––	––	––	(2,318)
Stock compensation expense	––	733	––	––	733
Equity in net (income) loss of subsidiaries	(82,584)	7,269	––	75,315	––
Changes in operating assets and liabilities, net	86,331	(103,337)	1,103	––	(15,903)
Net cash provided by operating activities	5,002	36,629	4,017	––	45,648
Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(39,026)	(3,756)	––	(42,782)
Business acquisition, net of cash acquired of $4	––	(1,125)	––	––	(1,125)
Net cash used in investing activities	––	(40,151)	(3,756)	––	(43,907)
Cash flows from financing activities:
Borrowings under revolving credit facility	50,000	––	––	––	50,000
Repayments under revolving credit facility	(55,000)	––	––	––	(55,000)
Payment of financing costs	(2)	––	––	––	(2)
Net cash used in financing activities	(5,002)	––	––	––	(5,002)

Effect of exchange rate changes on cash	––	––	(97)	––	(97)

Increase (decrease) in cash and cash equivalents	––	(3,522)	164	––	(3,358)
Cash and cash equivalents, beginning of year	––	6,358	9,968	––	16,326
Cash and cash equivalents, end of year	$––	$2,836	$10,132	$––	$12,968

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
As of and for the Years Ended
December 31, 2009, 2010 and 2011
(In thousands)

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe		Deductions - describe		Balance at end of period
For the year ended December 31, 2011:
Allowance for doubtful accounts	$3,982	$727	$––	(b)	$(36	)(a)	$4,673
Allowance for sales credits	8,388	9,355	24	(b)	(7,689	)(c)	10,078
	12,370						14,751

For the year ended December 31, 2010:
Allowance for doubtful accounts	$3,654	$598	$––	(b)	$(270	)(a)	$3,982
Allowance for sales credits	10,695	19,243	––	(b)	(21,550	)(c)	8,388
	14,349						12,370

For the year ended December 31, 2009:
Allowance for doubtful accounts	$2,953	$1,120	$1	(b)	$(420	)(a)	$3,654
Allowance for sales credits	10,529	18,452	––	(b)	(18,286	)(c)	10,695
	13,482						14,349
___________________

(a)	Bad debt write-offs, net of recoveries.

(b)	Impact of foreign exchange.

(c)	Charges to sales allowance recorded against revenue.

S-1