Form 10-Q
period 2012-03-31
GXS Worldwide, Inc.
filed 2012-05-14
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

As of May 11, 2012, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

GXS WORLDWIDE, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2012

In this Quarterly Report on Form 10-Q, all references to “our,” “us,” “we,” “the Company” and “GXS” refer to GXS Worldwide, Inc. and its subsidiaries as a consolidated entity, unless the context otherwise requires or where otherwise indicated.  All references to “Inovis” refer to Inovis International, Inc., which the Company acquired on June 2, 2010, the “Inovis Merger” or the “Merger”.  All references to “RollStream” refer to RollStream, Inc., which the Company acquired on March 28, 2011.

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

PART I.     FINANCIAL INFORMATION

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,736	$12,968
Receivables, net	100,728	106,799
Prepaid expenses and other assets	30,935	28,881
Total current assets	160,399	148,648

Property and equipment, net	107,170	105,049
Goodwill	269,355	268,767
Intangible assets, net	115,728	120,483
Deferred financing costs	14,349	15,018
Other assets	22,645	23,112

Total Assets	$689,646	$681,077

Liabilities and Stockholder's Deficit
Current liabilities:
Borrowings under revolving credit facility	$––	$3,000
Trade payables	16,468	19,640
Deferred income	43,865	46,622
Accrued expenses and other current liabilities	64,797	47,369
Total current liabilities	125,130	116,631

Long-term debt	772,860	772,068
Deferred income tax liabilities	10,305	9,961
Other liabilities	48,782	46,743
Total liabilities	957,077	945,403

GXS Worldwide, Inc. stockholder's deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	429,242	429,045
Accumulated deficit	(692,073)	(687,446)
Accumulated other comprehensive loss	(4,888)	(6,208)
Total GXS Worldwide, Inc. stockholder's deficit	(267,718)	(264,608)
Non-controlling interest	287	282
Total stockholder’s deficit	(267,431)	(264,326)

Total Liabilities and Stockholder’s Deficit	$689,646	$681,077

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
 (In thousands)
(Unaudited)

	Three Months ended March 31,
	2012	2011

Revenues	$118,912	$114,108

Costs and operating expenses:
Cost of revenues	64,750	62,629
Sales and marketing	17,150	15,459
General and administrative	18,447	18,210
Restructuring charges	381	201
Operating income	18,184	17,609

Other income (expense):
Interest expense, net	(21,339)	(20,949)
Other income (expense), net	(718)	456
Loss before income taxes	(3,873)	(2,884)

Income tax expense	749	910
Net loss	(4,622)	(3,794)
Less: Net income attributable to non-controlling interest	5	10

Net loss attributable to GXS Worldwide, Inc.	$(4,627)	$(3,804)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2012	2011

Net loss	$(4,622)	$(3,794)
Foreign currency translation adjustments	1,320	1,085

Comprehensive loss	(3,302)	(2,709)
Less: Comprehensive income attributable to non-controlling interest	5	10

Comprehensive loss attributable to GXS Worldwide, Inc.	$(3,307)	$(2,719)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total

Balance at December 31, 2011	$1	$429,045	$(687,446)	$(6,208)	$282	$(264,326)

Net income (loss)	––	––	(4,627)	––	5	(4,622)
Stock compensation expense	––	197	––	––	––	197
Foreign currency translation adjustments	––	––	––	1,320	––	1,320

Balance at March 31, 2012	$1	$429,242	$(692,073)	$(4,888)	$287	$(267,431)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2012	2011
Cash flows from operations:
Net loss	$(4,622)	$(3,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,863	12,922
Deferred income taxes	202	135
Amortization of deferred financing costs and debt discount	1,978	1,763
Unrealized gain on interest rate swap	––	(2,365)
Stock compensation expense	197	209
Changes in operating assets and liabilities, net of effect of business acquisitions:
(Increase) decrease in receivables	6,071	(4,731)
Increase in prepaid expenses and other assets	(1,521)	(4,376)
Decrease in trade payables	(2,980)	(1,721)
Increase (decrease) in deferred income	(2,757)	5,365
Increase in accrued expenses and other liabilities	19,373	19,544
Other	383	(296)
Net cash provided by operating activities	30,187	22,655

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	(11,107)	(10,790)
Business acquisition, net of cash acquired ($4 for three months ended March 31, 2011)	––	(1,125)
Net cash used in investing activities	(11,107)	(11,915)

Cash flows from financing activities:
Borrowings under revolving credit facility	7,000	––
Repayments under revolving credit facility	(10,000)	(8,000)
Payment of financing costs	(400)	(2)
Net cash used in financing activities	(3,400)	(8,002)

Effect of exchange rate changes on cash	88	341

Increase in cash and cash equivalents	15,768	3,079
Cash and cash equivalents, beginning of period	12,968	16,326
Cash and cash equivalents, end of period	$28,736	$19,405

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$311	$298
Cash paid for interest rate swap	$––	$2,365
Cash paid for income taxes	$659	$669

Noncash investing and financing activities:
Fair value of equity securities issued in business acquisition	$––	$420

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(1)	Business and Basis of Presentation

GXS Worldwide, Inc. and its subsidiaries (“GXS Worldwide” or the “Company”) are primarily engaged in the business of providing transaction management infrastructure products and services that enable companies to electronically exchange essential business documents.  The Company’s services and solutions enable customers to manage mission critical supply chain functions and financial transactions related to the exchange of goods and services.  Customers and their trading partners do business together via GXS Trading Grid®, a globally-accessible, cloud-computing platform specifically designed for business-to-business (“B2B”) e-commerce.  The Company is a wholly-owned subsidiary of GXS Holdings, Inc. (“GXS Holdings”), its direct parent company, and is an indirect wholly-owned subsidiary of GXS Group, Inc. (“GXS Group”), the ultimate parent company.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments considered necessary for fair presentation of the financial position and results of operations.

Interim results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year.  For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K, filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”) on March 19, 2012.

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

The financial statements of most subsidiaries located outside of the United States (“U.S.”) are measured using the local currency as the functional currency.  Assets and liabilities are translated at rates of exchange that approximate those at the balance sheet date.  Income and expense items are translated at average monthly rates of exchange.  The resulting translation gains and losses are included as a separate component of “accumulated other comprehensive loss” included in stockholder’s deficit.  Gains and losses from transactions in foreign currency are included in the condensed consolidated statements of operations within “other income (expense), net.”

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

Professional Services — The Company earns professional services revenue generally pursuant to time and material contracts and in most instances revenue is recognized as the related services are provided, except when such services are associated with a new project implementation, in which case the associated revenue is deferred over the contract term as outlined below.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

The Company also defers all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these costs as of March 31, 2012 and December 31, 2011 was $27,782 and $26,445, respectively, and are recorded in either “prepaid expenses and other assets” (see Note 5) or “other assets” (see Note 8) in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

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

During the three months ended March 31, 2012 and 2011, the Company capitalized costs related to the development of internal-use software of $6,067 and $6,056, respectively.  Such amounts include capitalized interest of $150 and $286 for the three months ended March 31, 2012 and 2011, respectively.

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

As of March 31, 2012 and December 31, 2011, the Company had goodwill in the amount of $269,355 and $268,767, respectively.  The Company historically tests goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment.  The impairment test involves two steps.  In the first step, the Company compares the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, step two is performed to measure the impairment loss.

In December 2010, the FASB issued ASU 2010-28 – Intangibles – Goodwill and Other (Topic 350) (previously Emerging Issues Task Force (“EITF”) Issue No. 10-A – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts).  ASU 2010-28 requires companies that are performing their goodwill impairment testing (either on an annual or interim basis) and have identified a reporting unit with a zero or negative carrying value of equity during step one of the test, to perform step two of the goodwill impairment test and determine if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 became effective prospectively for public entities whose fiscal years, and interim period within those years, began after December 15, 2010.

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, which is intended to simplify how an entity is required to test goodwill for impairment under ASU 2010-28 by allowing an entity to first assess qualitative factors (which are defined in the new guidance) to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  The Company adopted ASU 2011-08 on January 1, 2012, as required.

As of March 31, 2012, the Company assessed the qualitative factors (as defined in ASU 2011-08) and determined that goodwill was not impaired; as it was more likely than not that the fair value was greater than the carrying amount.  As of December 31, 2011, the Company completed impairment testing (including performing the required step-two test) and determined that goodwill was not impaired.  The Company’s assessment and impairment test are based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at March 31, 2012 and December 31, 2011.

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

The accrual of a contingency involves considerable judgment on the part of management.  Legal proceedings have elements of uncertainty, and in order to determine the amount of accrued liabilities required, if any, the Company assesses the likelihood of any adverse judgments or outcomes to pending and threatened legal matters, as well as the best estimate of or potential ranges of amounts of probable losses.  The Company uses internal expertise and outside experts, as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss.  A determination of the amount of accrued liabilities required for these contingencies is made after analysis of each individual issue.  The required accrued liabilities may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy.

(m)	Comprehensive Loss

Comprehensive loss consists of net income (loss) adjusted for increases and decreases affecting accumulated other comprehensive loss in stockholder’s deficit that are excluded from the determination of net income (loss).

Accumulated other comprehensive loss was comprised of the following:

	March 31, 2012	December 31, 2011
Additional minimum pension liability	$(461)	$(461)
Foreign currency translation adjustments	(4,427)	(5,747)
Accumulated other comprehensive loss	$(4,888)	$(6,208)

(n)	Research and Development

Research and development costs are expensed as incurred.  Research and development costs are reflected within cost of revenues in the condensed consolidated results of operations for the three months ended March 31, 2012 and 2011.

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

The expected effective income tax rate for the three months ended March 31, 2012 and 2011 differs from the federal statutory rate of 35% principally as a result of state income taxes, differing rates in foreign jurisdictions and the effect of expected losses in the U.S. and foreign jurisdictions for which no income tax benefit has been recognized.

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

The Company considered the interest rate swap, which expired and was settled on April 26, 2011, to be included within Level 2 of the fair value hierarchy established by U.S. GAAP, as its fair value is measured primarily utilizing observable market-based inputs.

(q)	Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, long-term debt and the interest rate swap.  Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments.  At March 31, 2012, the Company’s long-term debt was trading at 97.50% of its face value or book value, so the Company considered the fair value to be $765,375 at that date.  At December 31, 2011, the Company’s long-term debt was trading at 92.63% of its face value or book value, so the Company considered the fair value to be $727,146 at that date.  The fair value of the Company’s interest rate swap, which expired and was settled on April 26, 2011, is discussed further in Note 12.

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

Also in connection with the Inovis Merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010 that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.  The Group LTIP, as amended in May 2012, provides for the grant of awards to acquire up to 17,500 shares of GXS Group common stock and all of the Company’s stock option awards subsequent to July 2010 are being granted through the Group LTIP.

Compensation costs relating to share-based payment transactions are recognized in the condensed consolidated statements of operations over the applicable service period based upon the fair value of the award at the grant date.  Fair value is determined in accordance with FASB ASC Topic 718 – Accounting for Stock Options and Other Stock-Based Compensation.

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

Significant estimates used in preparing the condensed consolidated financial statements include:  recovery of long-lived assets; useful lives of amortizable intangible assets; valuation of goodwill, deferred tax assets and receivables; and determination of amounts of cost deferrals, tax reserves, deferred tax assets and liabilities, accrued liabilities, and pension liabilities.  In addition, estimates are required to recognize revenue for software and other arrangements with multiple deliverables and to assess the stage at which software development costs should be capitalized.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(t)	Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 2011 and for the three months ended March 31, 2011 to conform to the presentation at March 31, 2012 and for the three months then ended.

(3)	Acquisitions

RollStream, Inc.

On March 28, 2011, GXS Group acquired all of the capital stock of RollStream, Inc. (“RollStream”), a software-as-a-service (“SaaS”) provider of enterprise community management solutions, for total consideration of $1,549, including cash of $1,129 and shares of GXS Group common and preferred stock with a combined fair value of $420, paid to the RollStream stockholders.  The fair value of the stock issued was pushed down to the Company.

The acquisition was accounted for using the purchase method of accounting prescribed in FAS Codification 805 – Business Combinations.  Under this standard, acquired assets and liabilities are recorded at their fair values on the date of acquisition.  The application of purchase accounting for the transaction resulted in a value of $1,549, which was pushed down to the Company.

The impact of the RollStream acquisition on the Company’s condensed consolidated results of operations and financial condition is immaterial and, therefore, pro forma financial information is not provided.

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

Interchange Serviços S.A.

On December 30, 2008, GXS Tecnologia da Informação (Brasil) Ltda., the Company’s wholly owned subsidiary in Brazil, acquired all of the capital stock of Interchange Serviços S.A. (“Interchange”) for $19,772.  Interchange was a provider of electronic data interchange and related services to customers located in Brazil.  The Company acquired Interchange to expand the Company’s presence in Brazil and enable it to offer additional integration opportunities to global businesses seeking to expand their operations in Latin America.

During due diligence in 2008, the Company identified a pre-acquisition tax contingency for which the sellers have provided a full indemnification and which the Company believes can be enforced and recovered if needed.  The Company originally accrued an estimated liability of $11,278 upon acquisition and recorded an equal amount as a receivable from the seller, which was classified as an “other receivable” within receivables, net.  The amount of the accrued liability and corresponding indemnification receivable are adjusted each period to reflect the current exchange rates and the periodic expiration of the statute of limitations with respect to certain tax years within the contingency.  As of March 31, 2012 and December 31, 2011 the remaining estimated liability and corresponding indemnification receivable were $2,167 and $2,116, respectively, and continue to be reflected in both “accrued expenses and other current liabilities” (see Note 9) and “other receivables” (see Note 4) in the condensed consolidated balance sheets.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(4)	Revenues and Receivables

The Company operates as a single operating segment and provides products and services to its business customers around the world, both directly, through its foreign subsidiaries, and indirectly through resellers.

Receivables, net were comprised of the following:

	March 31, 2012	December 31, 2011
Trade accounts receivable	$102,355	$108,289
Unbilled receivables	5,511	5,434
Other receivables	7,829	7,827
Subtotal	115,695	121,550
Less: allowance for doubtful accounts	(14,967)	(14,751)
Total receivables, net	$100,728	$106,799

Unbilled receivables represent amounts earned and accrued as receivables from customers prior to the end of the period.  Unbilled receivables are expected to be billed and collected within twelve months of the respective balance sheet date.  Other receivables include various value added tax receivables and the indemnification receivable associated with the Interchange tax contingency of $2,167 and $2,116 at March 31, 2012 and December 31, 2011, respectively.  See Note 3 for further discussion of the Interchange transaction.

(5)	Prepaid Expenses and Other Assets

Prepaid expenses and other assets (a current asset) were comprised of the following:

	March 31, 2012	December 31, 2011
Prepaid expenses	$14,861	$13,886
Deferred income tax assets, current	5,360	5,294
Deferred direct and relevant costs on implementations of contracts, current	9,485	9,085
Other	1,229	616
Total	$30,935	$28,881

(6)	Property and Equipment

Property and equipment, net were comprised of the following:

	March 31, 2012	December 31, 2011
Computer equipment and furniture	$203,785	$200,542
Computer software	334,614	327,388
Leasehold improvements	17,553	17,533
Gross property and equipment	555,952	545,463
Less: accumulated depreciation and amortization	(448,782)	(440,414)
Property and equipment, net	$107,170	$105,049

Depreciation and amortization expense related to property and equipment was $8,874 and $7,435 for the three months ended March 31, 2012 and 2011, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(7)	Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the three months ended March 31, 2012:

Balance as of December 31, 2011	$268,767
Foreign currency translation	588
Balance as of March 31, 2012	$269,355

Other acquired intangible assets were comprised of the following:

March 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,276	$(125,236)	$96,040
Product technology	18,479	(3,807)	14,672
Trade names and trademarks	4,368	(1,590)	2,778
Other acquired intangible assets	3,464	(2,927)	537
Subtotal	247,587	(133,560)	114,027
Non-amortizable intangible assets:
Trade names and trademarks	1,701	––	1,701
Total	$249,288	$(133,560)	$115,728

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,001	$(120,944)	$100,057
Product technology	18,445	(3,273)	15,172
Trade names and trademarks	4,368	(1,372)	2,996
Other acquired intangible assets	3,428	(2,833)	595
Subtotal	247,242	(128,422)	118,820
Non-amortizable intangible assets:
Trade names and trademarks	1,663	––	1,663
Total	$248,905	$(128,422)	$120,483

The gross carrying amounts of certain intangible assets are impacted by certain balances being denominated in foreign currencies.  These balances are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.

Intangible assets, except for those with an indefinite life, are amortized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed or on a straight-line basis.  Amortization expense related to intangible assets was $4,989 and $5,487 for the three months ended March 31, 2012 and 2011, respectively.

(8)	Other Assets

Other assets (a non-current asset) were comprised of the following:

	March 31, 2012	December 31, 2011
Deferred direct and relevant costs on implementations of long-term contracts, net	$18,297	$17,360
Refundable deposits	2,536	2,709
Other	1,812	3,043
Total	$22,645	$23,112

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)
(9)	Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities were comprised of the following:

	March 31, 2012	December 31, 2011
Accrued interest	$22,644	$3,499
Employee compensation and benefits	16,060	18,577
Other non-income taxes accrued	10,110	10,496
Restructuring	3,417	3,394
Estimated Interchange pre-acquisition tax contingency	2,167	2,116
Other	10,399	9,287
Total	$64,797	$47,369

(10)	Other Liabilities

Other liabilities (a non-current liability) were comprised of the following:

	March 31, 2012	December 31, 2011
Pension and related benefits	$19,120	$18,524
Deferred income – non-current	11,189	9,840
Deferred rent – non-current	11,000	10,520
Rebates due to stockholders of Interchange, net of discount	3,388	3,082
Restructuring – non-current	2,641	3,186
Other	1,444	1,591
Total	$48,782	$46,743

(11)	Debt

Debt was comprised of the following:

	March 31, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Revolving credit facility	$––	$––	$3,000	$3,000
Senior secured notes	785,000	765,375	785,000	727,146
Less: unamortized original issue discount	(12,140)	––	(12,932)	––
Total debt	772,860	765,375	775,068	730,146
Less: current maturities of long-term debt	––	––	(3,000)	(3,000)
Total long-term debt	$772,860	$765,375	$772,068	$727,146

At March 31, 2012, the Company’s long-term debt was trading at 97.50% of its face value or book value, so the Company considered the fair value to be $765,375 at that date.  At December 31, 2011, the Company’s long-term debt was trading at 92.63% of its face value or book value, so the Company considered the fair value to be $727,146 at that date.

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

Revolving Credit Facility

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50,000 revolving credit facility (“the Revolver”).  Prior to the amendment of the Credit and Guaranty Agreement described below, the interest rate for the Revolver was a predetermined amount above the LIBOR, subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the Company’s option.  The Revolver is guaranteed by the guarantors that guarantee the Senior Secured Notes and secured by collateral that secures the Senior Secured Notes.  The Revolver is used by the Company to, among other things, fund its working capital needs, support letters of credit and for general corporate purposes.  The Company’s ability to borrow additional monies in the future under the Revolver is subject to certain conditions, including compliance with certain covenants.

On February 29, 2012, the Credit and Guaranty Agreement was amended as follows:  (i) the expiration date of the Revolver was extended from December 23, 2012 to March 15, 2015; (ii) the minimum interest rate “floor” associated with the “base rate” and LIBOR was eliminated; (iii) the applicable margin was reduced with respect to Eurodollar rate loans to 4.50% per annum and with respect to “base rate” loans to 3.50% per annum; (iv) the revolving commitment fee percentage was lowered to 0.50% per annum; and (v) the net leverage ratio covenant was increased to a maximum of 5.75:1 commencing with the fiscal quarter ending March 31, 2012 and for each fiscal quarter ending thereafter.  All other covenants and conditions are unchanged.  The Company paid a closing fee of $375 and professional fees of $46 in connection with this amendment.

In accordance with ASC 470-50 – Debt - Modifications and Extinguishments (“ASC 470-50”), the Company accounted for the Revolver amendment by deferring the $421 of direct costs associated with the amendment, combined with the existing unamortized deferred costs of $1,059 from the original agreement, and amortizing the total over the new term of the agreement.

As of March 31, 2012, the Company had outstanding letters of credit of $11,661, no outstanding borrowings, and additional available borrowings of $38,339 under the Revolver.  Any outstanding borrowings against the Revolver shall be repaid in full on March 15, 2015 and the commitments shall terminate on that date.  The Revolver requires the Company to maintain certain financial and nonfinancial covenants.  Noncompliance with any covenant specified in the Credit and Guaranty Agreement would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable.  At March 31, 2012, the Company was in compliance with all financial and non-financial covenants.

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

 Deferred financing costs are being amortized over the life of the debt using a method that approximates the interest method. Amortization expense related to the deferred financing costs on the Senior Secured Notes and Revolver was $1,091 and $1,025 for the three months ended March 31, 2012 and 2011, respectively.

(12)	Financial Instruments

Until April 2011, the Company had an interest rate swap agreement with a commercial bank with a notional amount of $255,000.  The provisions of the agreement provided that the Company would pay the counterparty a fixed rate of 3.86%.  The counterparty would pay the Company a variable rate equal to three-month LIBOR, which was 0.30% at March 31, 2011, just prior to the swap agreement’s expiration.  The fair value of the interest rate swap was $2,318 as of March 31, 2011 and was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet at March 31, 2011.  The change in fair value of the interest rate swap of $2,365 was recorded as a reduction to interest expense for the three months ended March 31, 2011.  The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2,318 having been made on that date.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(13)	Restructuring Charges

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

During the three months ended March 31, 2012, the Company recorded restructuring charges of approximately $381, which included charges associated with the further consolidation of office space and involuntary termination of six employees.

The restructuring accrual amounts recorded are net of amounts the Company expects to receive from subleasing vacated space, primarily at its previous corporate headquarters through April 2014.  The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases.  As of March 31, 2012, approximately $5,067 of the facilities restructuring obligations are associated with the Company’s previous global headquarters.  The Company relocated to its current global headquarters facility in March 2010.

The changes in the restructuring accrual for the three months ended March 31, 2012 are as follows:

	Severance	Facilities	Total

Balance as of December 31, 2011	$488	$6,092	$6,580
Restructuring charges	278	103	381
Payments and other adjustments	(316)	(587)	(903)

Balance as of March 31, 2012	$450	$5,608	$6,058

The current portion of the above obligations totaled $3,417 and $3,394 at March 31, 2012 and December 31, 2011, respectively, and are included in “accrued expenses and other current liabilities” on the condensed consolidated balance sheets (see Note 9).  The long-term portion of the above obligations totaled $2,641 and $3,186 at March 31, 2012 and December 31, 2011, respectively, and are included in “other liabilities” on the condensed consolidated balance sheets (see Note 10).

(14)	Contingencies

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

The Company is also subject to income and other taxes in the U.S. and other foreign jurisdictions and is regularly under audit by tax authorities.  Although the Company believes its tax estimates are reasonable, the final determination of any tax audits and related litigation or other proceedings could be materially different than that which is reflected in the Company’s tax provisions and accruals.  In certain foreign jurisdictions, the Company may be required to place on deposit or provide a bank guarantee for amounts claimed by tax authorities while it challenges such amounts.  Should additional taxes be assessed as a result of an audit or following an unsuccessful challenge by the Company through litigation, it could have a material effect on the Company’s financial position and results of operations in the period or periods for which that determination is made.  Such a bank guarantee totaling $3,325 was made

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

in May 2012 for a disputed tax matter in Brazil by the Company’s subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2,500 as of March 31, 2012.  The bank guarantee was collateralized by a deposit of cash with the issuing bank.  The Company believes that the position of the Brazilian tax authorities is not consistent with the relevant facts; however, there can be no assurance that the Company will ultimately prevail and it is likely that the bank guarantee, and supporting cash collateral, will remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts.  While based on information available on the case and other similar matters provided by local counsel, the Company believes the facts support its position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any future interest or penalties that may accrue.

The Company’s Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore.  U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices.  Accordingly, the Company determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, the Company may incur an increased tax liability, including accrued interest and penalties.  GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from its tax advisors, the Company believes that the facts the Indian tax authorities are using to support their assessment are incorrect.  The Company has started appeal procedures and anticipates a settlement with the tax authorities.  The Company has accrued $1,494 to cover its anticipated financial exposure in this matter.  There can be no assurance that appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that the Company may receive similar orders for other years until the above disputes are resolved.

(15)	Related Party Transactions

In conjunction with the Inovis Merger on June 2, 2010, the Company entered into an amended management agreement pursuant to which the Company agreed to pay in the aggregate an annual fee of $4,000 to Francisco Partners, the controlling shareholder of GXS Holdings, and certain former stockholders of Inovis, Golden Gate Capital (“Golden Gate”) and Cerberus Partners (“Cerberus”), in exchange for financial advisory and consulting services (the “Management Agreement”).  The Management Agreement has a term of ten years and the annual fee is allocated to Francisco Partners, Golden Gate and Cerberus in the annual amounts of $2,868, $566, and $566, respectively.

The expense accrued for in each of the three month periods ended March 31, 2012 and 2011 was $1,000.  As of March 31, 2012 and December 31, 2011, the Company owed an aggregate of $2,415 and $1,415, respectively, for unpaid management fees earned under the Management Agreement through that date.  These unpaid fees are included in “accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

In November 2011, the Company entered into an agreement with a director of the Company to provide consulting services for operational and technology reviews and assessments, as requested by the Company.  The Company considered the director’s experience as a former chief information officer of several public companies to be invaluable in providing useful analysis and feedback.  The agreement covered the period commencing November 15, 2011 through February 28, 2012 and, in accordance with the agreement, the consulting services were completed prior to the end of the first quarter of 2012.  In exchange for the consulting services, the director received a fee of $10 per week during which services are provided, plus reimbursement for any actual and reasonable expenses incurred in performing such services.  During the three months ended March 31, 2012, the Company recorded $50 for services provided under this agreement, plus approximately $4 for expenses incurred.

(16)	Supplemental Condensed Consolidated Financial Information

The Senior Secured Notes are guaranteed by each of the Company’s U.S. subsidiaries (the “Subsidiary Guarantors”).  The guarantees are full, unconditional and joint and several.  The Subsidiary Guarantors are each wholly-owned by the Company.  The ability of the Company’s subsidiaries to make cash distributions and loans to the Company and its Subsidiary Guarantors is not expected to be significantly restricted.  The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company, its Subsidiary Guarantors and the Company’s non-guarantor subsidiaries.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
March 31, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$14,747	$13,989	$––	$28,736
Receivables, net	––	56,492	44,236	––	100,728
Prepaid expenses and other assets	130	17,638	13,167	––	30,935
Advances to subsidiaries	––	646,684	82,073	(728,757)	––
Total current assets	130	735,561	153,465	(728,757)	160,399

Investments in subsidiaries	513,387	15,166	––	(528,553)	––
Property and equipment, net	––	99,228	7,942	––	107,170
Goodwill	––	242,199	27,156	––	269,355
Intangible assets, net	––	102,173	13,555	––	115,728
Deferred financing costs	14,349	––	––	––	14,349
Other noncurrent assets	––	12,331	10,314	––	22,645

Total Assets	$527,866	$1,206,658	$212,432	$(1,257,310)	$689,646

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$79	$10,395	$5,994	$––	$16,468
Other current liabilities	22,645	49,925	36,092	––	108,662
Advances from affiliates	––	600,728	128,029	(728,757)	––
Total current liabilities	22,724	661,048	170,115	(728,757)	125,130

Long-term debt less current maturities	772,860	––	––	––	772,860
Other liabilities	––	32,223	26,864	––	59,087
Total liabilities	795,584	693,271	196,979	(728,757)	957,077
Stockholder’s equity (deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(267,718)	513,387	15,166	(528,553)	(267,718)
Non-controlling interest	––	––	287	––	287
Total stockholder’s equity (deficit)	(267,718)	513,387	15,453	(528,553)	(267,431)

Total Liabilities and Stockholder’s Equity (Deficit)	$527,866	$1,206,658	$212,432	$(1,257,310)	$689,646

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$95,678	$52,973	$(34,543)	$114,108

Costs and operating expenses	26	77,663	53,152	(34,543)	96,298
Restructuring charges	––	61	140	––	201
Operating income (loss)	(26)	17,954	(319)	––	17,609
Other income (expense), net	(21,176)	486	197	––	(20,493)
Income (loss) before income taxes	(21,202)	18,440	(122)	––	(2,884)
Provision for income taxes	––	63	847	––	910
Income (loss) before equity in income (loss) of subsidiaries	(21,202)	18,377	(969)	––	(3,794)
Equity in income (loss) of subsidiaries	17,408	(969)	––	(16,439)	––
Net income (loss)	(3,794)	17,408	(969)	(16,439)	(3,794)
Foreign currency translation adjustments	––	––	1,085	––	1,085
Comprehensive income (loss)	(3,794)	17,408	116	(16,439)	(2,709)
Less: Comprehensive income attributable to non-controlling interest	––	––	10	––	10
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(3,794)	$17,408	$106	$(16,439)	$(2,719)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$101,751	$53,242	$(36,081)	$118,912

Costs and operating expenses	34	80,114	56,280	(36,081)	100,347
Restructuring charges	––	286	95	––	381
Operating income (loss)	(34)	21,351	(3,133)	––	18,184
Other income (expense), net	(21,377)	3	(683)	––	(22,057)
Income (loss) before income taxes	(21,411)	21,354	(3,816)	––	(3,873)
Provision for income taxes	––	352	397	––	749
Income (loss) before equity in income (loss) of subsidiaries	(21,411)	21,002	(4,213)	––	(4,622)
Equity in income (loss) of subsidiaries	16,789	(4,213)	––	(12,576)	––
Net income (loss)	(4,622)	16,789	(4,213)	(12,576)	(4,622)
Foreign currency translation adjustments	––	––	1,320	––	1,320
Comprehensive income (loss)	(4,622)	16,789	(2,893)	(12,576)	(3,302)
Less: Comprehensive income attributable to non-controlling interest	––	––	5	––	5
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(4,622)	$16,789	$(2,898)	$(12,576)	$(3,307)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,794)	$17,408	$(969)	$(16,439)	$(3,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	11,181	1,741	––	12,922
Deferred income taxes	––	––	135	––	135
Amortization of deferred financing fees and debt discount	1,706	57	––	––	1,763
Unrealized gain on interest rate swap	(2,365)	––	––	––	(2,365)
Stock compensation expense	––	209	––	––	209
Equity in net (income) loss of subsidiaries	(17,408)	969	––	16,439	––
Changes in operating assets and liabilities, net	29,863	(17,666)	1,588	––	13,785
Net cash provided by operating activities	8,002	12,158	2,495	––	22,655

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(9,899)	(891)	––	(10,790)
RollStream acquisition, net of cash acquired of $4	––	(1,125)	––	––	(1,125)
Net cash used in investing activities	––	(11,024)	(891)	––	(11,915)

Cash flows from financing activities:
Repayments under revolving credit facility	(8,000)	––	––	––	(8,000)
Payment of financing costs	(2)	––	––	––	(2)
Net cash used in financing activities	(8,002)	––	––	––	(8,002)

Effect of exchange rate changes on cash	––	––	341	––	341

Increase in cash and cash equivalents	––	1,134	1,945	––	3,079
Cash and cash equivalents, beginning of period	––	6,358	9,968	––	16,326

Cash and cash equivalents, end of period	$––	$7,492	$11,913	$––	$19,405

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,622)	$16,789	$(4,213)	$(12,576)	$(4,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	12,173	1,690	––	13,863
Deferred income taxes	––	188	14	––	202
Amortization of deferred financing fees and debt discount	1,881	––	97	––	1,978
Stock compensation expense	––	197	––	––	197
Equity in net (income) loss of subsidiaries	(16,789)	4,213	––	12,576	––
Changes in operating assets and liabilities, net	22,930	(11,690)	7,329	––	18,569

Net cash provided by operating activities	3,400	21,870	4,917	––	30,187

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(9,959)	(1,148)	––	(11,107)
Net cash used in investing activities	––	(9,959)	(1,148)	––	(11,107)

Cash flows from financing activities:
Borrowings under revolving credit facility	7,000	––	––	––	7,000
Repayments under revolving credit facility	(10,000)	––	––	––	(10,000)
Payment of financing costs	(400)	––	––	––	(400)
Net cash used in financing activities	(3,400)	––	––	––	(3,400)

Effect of exchange rate changes on cash	––	––	88	––	88

Increase in cash and cash equivalents	––	11,911	3,857	––	15,768
Cash and cash equivalents, beginning of period	––	2,836	10,132	––	12,968

Cash and cash equivalents, end of period	$––	$14,747	$13,989	$––	$28,736

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risk and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed under “Risk Factors” in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in our 2011 Annual Report on Form 10-K.

Overview

We are a leading global provider of business-to-business (“B2B”) cloud integration services that simplify and enhance business process integration, data quality and compliance, and collaboration among businesses.  Our services and solutions enable our customers to manage and improve mission critical supply chain functions, securely process financial transactions related to the exchange of goods and services, and automate and control other critical cross-enterprise business processes.  By utilizing these services our customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security.  Our approximately 40,000 customers and their approximately 360,000 trading partners – a combined trading community of over 400,000 businesses – conduct business together via GXS Trading Grid®, our integration cloud that includes specialized capabilities for automating, assembling, monitoring, and improving multi-enterprise business processes.

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

As a result of new investments and repositioning away from customized solutions, the majority of our revenue is generated through data integration fees and subscription services on our platform, frequently wrapped with our Managed Services capabilities.  Currently, we manage approximately twelve billion electronic transactions on an annual basis across an estimated six million integration pairs, or trading partner relationships, creating a combined trading community of over 400,000 businesses.  We have substantial vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive and high technology.  Recently, we have seen expanded adoption of our services in the media, entertainment and insurance industries.  Today, our platform links businesses across 50 countries, which we support in 15 different languages.  We believe customers view our services and solutions as essential to their day-to-day supply chain operations and they typically enter into long-term contracts with us.  Our recurring revenues, which are primarily attributable to transaction processing and software maintenance fees, represent approximately 86.6% of our total revenue for the three months ended March 31, 2012.  Additionally, 96.0% of our top 50 customers, based on annual revenue in fiscal 2011, have been our customers for five or more years.

Factors Affecting our Business

We have various service lines, with each service line deriving revenue from three principal sources.  Our service lines are:

•
Messaging Services, which comprised approximately 45.6% of revenues for the three months ended March 31, 2012, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised approximately 34.9% of revenues for the three months ended March 31, 2012, allows our customers to offload complex integration functions or outsource supply chain management activities to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised approximately 9.0% of revenues for the three months ended March 31, 2012, provides software and services that allow our customers to manage their day-to-day supply chain activities internally.  The majority of our software customers also access GXS Trading Grid® to extend their ability to serve new markets or geographies;

•
Data Synchronization, which comprised approximately 7.2% of revenues for the three months ended March 31, 2012, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners.  Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain; and

•
Custom Outsourcing Services, which comprised approximately 3.3% of revenues for the three months ended March 31, 2012, relates primarily to products and services which do not fit within the definitions of our other service lines.  Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but to which our technical solutions and related services can provide value.

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

In order to drive revenue growth, we have focused on investing in Managed Services, where we see significant opportunities which we believe will offset the planned declining revenues from Messaging Services.  As part of our strategy of growing Managed Services, we have focused on building and delivering a portfolio of capabilities on GXS Trading Grid® that add value to our customers transactions flows, such as data transformation, transaction monitoring, process visibility and trading partner on-boarding.  As a result, we will continue to offer these higher value integration services to offset pricing pressure as it relates to this trend.  In addition, as business processes that utilize a transaction management infrastructure have become increasingly complex and expensive for our customers to maintain in-house, we have seen an increased demand for our Managed Services.

Additionally, in order to further enhance the value of our solutions, we offer specialized industry applications which provide improved visibility and control over multi-enterprise processes.   These services, which we brand as our ActiveSM Applications, allow our customers to gain additional advantages around global transaction flows or multi-enterprise business processes, such as identifying exceptions and errors, uncovering inefficiencies, and highlighting opportunities for performance improvement.  Our ActiveSM Applications, which are delivered in the cloud as SaaS, complement and improve the performance of internal systems such as Enterprise Resource Planning (“ERP”) or Customer Relationship Management (“CRM”) applications, while allowing us to enhance the value it provides to its customers, lock-in longer term contracts, and improve margins.

We will continue to target large and mid-sized enterprises, for which our value-add Managed Services on GXS Trading Grid® could reduce significant costs and enable staff to offload non-core functions, as well as increase the performance of our customers’ multi-enterprise business processes, such as order-to-cash, global shipping, new customer enablement, and cash management.  We believe this approach will increase our revenues and enhance profitability over the long-term.  While Managed Services tends to have lower margins than Messaging Services, particularly as we build out our Managed Services platform and capabilities, we expect productivity enhancements, such as increased use of automation tools to implement new customers and monitor ongoing processing activities, to improve our Managed Services margins over time.

As a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period.  Our revenues have been affected by a fluctuating U.S. dollar relative to the foreign currencies in which we transact business.  The relative strengthening of the U.S. dollar during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, resulted in a $0.3 million decrease in our revenues for the three months ended March 31, 2012 from translating revenues generated in foreign currencies into U.S. dollars.

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

The Merger was consummated for total consideration of $303.3 million, including $129.8 million in cash to retire Inovis’ outstanding debt, $104.7 million in cash to the Inovis shareholders, along with the issuance to the Inovis shareholders of common and preferred shares of a newly formed holding company (GXS Group, Inc.), with a fair value of $68.8 million.  This resulted in the Inovis shareholders having approximately 28.1% ownership interest in the combined Company following consummation.  The fair value of the stock issued was pushed down to the Company.

The Merger was accounted for using the purchase method of accounting prescribed in Financial Accounting Standard (“FAS”) Codification 805 – Business Combinations.  Under this standard, the assets acquired and liabilities assumed were recorded at their fair value on the date of acquisition.  The fair values recorded for property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets resulted in additional depreciation and amortization expense after the consummation of the Merger.  The amount of depreciation and amortization is based upon the fair values and the estimated useful lives of the respective assets.  Revenue and operating income were affected by a write-down of deferred revenue to reflect estimated fair value.  Although the adjustment to deferred revenue affected revenue and operating income in the twelve months following the Merger, this adjustment does not have a significant continuing effect on the condensed consolidated results of operations.

RollStream, Inc.

On March 28, 2011, we acquired all of the capital stock of RollStream for total consideration of $1.5 million, including cash of $1.1 million and shares of GXS Group common and preferred stock with a combined fair value of $0.4 million, paid to the RollStream stockholders.  The fair value of the stock issued has been pushed down to the Company.  The acquisition was accounted for using the purchase method of accounting prescribed in FAS Codification 805 – Business Combinations, as previously described.  We considered the overall impact of the RollStream acquisition on our condensed consolidated results of operations and financial condition to be immaterial.

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

Professional services are usually associated with new project implementation, in which case the associated professional services revenue is deferred over the contract term.  When done under time and material contracts, revenue is recognized as the related services are provided.

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

For the three months ended March 31, 2012 and 2011, the breakdown of revenue by service line, along with each service line’s percentage of total revenue, appears below (in thousands of dollars, except for percentages):

	Three Months Ended March 31,
	2012		2011
Service Line	Amount	%	Amount	%

Messaging Services	$54,274	45.6%	$57,677	50.5%
Managed Services	41,538	34.9%	32,334	28.3%
B2B Software and Services	10,706	9.0%	10,958	9.6%
Data Synchronization	8,510	7.2%	8,065	7.1%
Custom Outsourcing Services	3,884	3.3%	5,074	4.5%

Total revenue / percentage	$118,912	100.0%	$114,108	100.0%

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

Cost of Revenues

Cost of revenues primarily consists of:

•	compensation and related allocated benefit expenses associated with our workforce engaged in service delivery, technical operations and research and development;

•	computer, network and facility operating expenses;

•	royalty payments associated with resale of third party software licenses; and

•	depreciation and amortization expense, including the amortization of our capitalized software costs, deferred implementation costs and acquired intangibles.

We defer all direct and relevant costs associated with implementation of certain long-term customer contracts to the extent such costs can be recovered through guaranteed minimum revenues.  The unamortized balances of these costs as of March 31, 2012 and December 31, 2011 were $27.8 million and $26.4 million, respectively, and are recorded in either “prepaid expenses and other assets” or “other assets” in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses and restructuring charges.

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

As a result of our significant international operations, the translation of our foreign costs of revenues and operating expenses into U.S. dollars impacts the comparison of our costs of revenues and operating expenses from period to period.  Our costs of revenues and operating expenses have been affected by a fluctuating U.S. dollar.  The relative strengthening of the U.S. dollar during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, resulted in a decrease of $0.5 million in our costs of revenues and operating expenses for the three months ended March 31, 2012, from translation of our expenses incurred in foreign currencies into U.S. dollars.

The following is a summary of our costs and operating expenses for the three months ended March 31, 2012 and 2011 (in thousands of dollars):

	Three Months Ended March 31,
Costs and Operating Expenses	2012	2011

Cost of revenues	$64,750	$62,629
Sales and marketing	17,150	15,459
General and administrative	18,447	18,210
Restructuring charges	381	201

Total costs and operating expenses	$100,728	$96,499

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

The table below reconciles our net loss to Adjusted EBITDA for the periods presented (in thousands of dollars):

	Three Months Ended March 31,
	2012	2011

Net loss	$(4,622)	$(3,794)

Adjustments:
Income tax expense	749	910
Interest expense, net	21,339	20,949
Depreciation and amortization	13,863	12,922
Stock compensation expense	197	209
Other (income) expense, net	718	(456)
Restructuring charges	381	201
Merger and acquisition fees	3	26
Integration costs (1)	––	77
Deferred income adjustment (2)	25	846
Management fees	1,000	1,000
Total adjustments	38,275	36,684

Adjusted EBITDA	$33,653	$32,890
_______________
(1)	Integration costs represented certain incremental operating expenses associated with the integration of the Inovis business.
(2)	Purchase accounting requires that deferred income of an acquired business be written-down to fair value of the underlying obligations plus associated margin at the date of acquisition.

Adjusted EBITDA for the three months ended March 31, 2012 and 2011 was $33.7 million and $32.9 million, respectively.  The $0.8 million, or 2.3%, increase in Adjusted EBITDA for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, is driven by the incremental revenues and operating income generated and the net favorable impact of translating foreign currencies into U.S. dollars.

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

MCV for the three months ended March 31, 2012 and 2011 was $38.6 million and $31.4 million, respectively.  The $7.2 million, or 22.7%, increase in MCV for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, is primarily due to the effect of Managed Services deals in Brazil, Japan and North America.

The MCV calculations are not reflected or recorded within the condensed consolidated financial statements.  MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to deferred income or revenues, as a measure of financial condition or operating performance.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Revenues.  Revenues increased by $4.8 million, or 4.2%, to $118.9 million for the three months ended March 31, 2012 from $114.1 million for the three months ended March 31, 2011.  The increase was principally due to growth in our Managed Services and Data Synchronization revenues, particularly in the North America, Europe-Middle East-Africa (“EMEA”) and Asia-Pacific (“ASPAC”) regions.  These increases were partially offset by competitive pricing pressure and customer attrition in our Messaging Services revenue, the planned de-emphasis of our Custom Outsourcing Services line of business, and the unfavorable impact of translating revenues generated in foreign currencies to U.S. dollars.  The relatively stronger U.S. dollar during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, resulted in a $0.3 million decrease in our revenues from translating revenues generated in foreign currencies into U.S. dollars, respectively.  A comparison of our revenues by service line is as follows:

•
Messaging Services revenues decreased by $3.4 million, or 5.9%, to $54.3 million for the three months ended March 31, 2012 from $57.7 million for the three months ended March 31, 2011.  The decrease resulted principally from $3.0 million in aggregate decreases resulting from price reductions and customer attrition along with the $0.3 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars.

•
Managed Services revenues increased by $9.2 million, or 28.5%, to $41.5 million for the three months ended March 31, 2012 from $32.3 million for the three months ended March 31, 2011.  The increase was principally due to $9.1 million of revenue generated by new Managed Services projects and a $0.1 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars.

•
B2B Software and Services, Data Synchronization and Custom Outsourcing Services revenues decreased in the aggregate by $1.0 million, or 4.1%, to $23.1 million for the three months ended March 31, 2012 from $24.1 million for the three months ended March 31, 2011.  The Data Synchronization service line increase of $0.4 million was offset by a $0.2 million decrease in B2B Software and Services and a $1.2 million decrease in Custom Outsourcing Services line due to its planned de-emphasis, price reductions and customer attrition, along with a $0.1 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars.

Cost of revenues. Cost of revenues increased by $2.1 million, or 3.4%, to $64.7 million for the three months ended March 31, 2012 from $62.6 million for the three months ended March 31, 2011.  The increase in cost of revenues for the three months ended March 31, 2012 was consistent with the overall increase in revenues and was driven by increased costs associated with the data center upgrades, including depreciation, hardware/software maintenance, applications hosting and networking services. Cost of revenues represent 54.5% of revenues for the three months ended March 31, 2012, as compared to 54.9% for the three months ended March 31, 2011.

Sales and marketing.  Sales and marketing expenses increased by $1.7 million, or 10.9%, to $17.2 million for the three months ended March 31, 2012 from $15.5 million for the three months ended March 31, 2011.  The increase was primarily due to higher salary and benefit costs largely driven by increased headcount.  Sales and marketing expense represent 14.4% of revenues for the three months ended March 31, 2012 as compared to 13.6% for the three months ended March 31, 2011.

General and administrative.  General and administrative expenses increased by $0.2 million, or 1.3%, to $18.4 million for the three months ended March 31, 2012 from $18.2 million for the three months ended March 31, 2011.  The increase was primarily due to higher salary and benefit costs driven by increased headcount in the U.K. and Brazil, increased bad debt provisions in the U.K., higher depreciation costs in Brazil resulting from their recently completed office facilities upgrade, and the unfavorable impact of translating foreign currencies into U.S. dollars, partially offset by lower audit, professional services and contractor fees.  General and administrative expenses represent 15.5% of revenues for the three months ended March 31, 2012, as compared to 15.9% for the three months ended March 31, 2011.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $0.5 million lower in aggregate for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Restructuring charges.  Restructuring charges were $0.4 million for the three months ended March 31, 2012, compared to $0.2 million for the three months ended March 31, 2011.  For the three months ended March 31, 2012 the restructuring charges include $0.3 million of severance related costs for six employees and $0.1 million for facilities.  For the three months ended March 31, 2011 the restructuring charges include $0.1 million of severance related costs for five employees and $0.1 million for facilities.  We have undertaken a series of restructuring activities during the past several years which included closing or consolidating certain office facilities and terminating employees, in order to reduce expenses in response to changing business requirements.  The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring activities.

Operating income.  Operating income increased by $0.6 million to $18.2 million for the three months ended March 31, 2012 compared to $17.6 million for the three months ended March 31, 2011.  The 3.3% increase in operating income is primarily attributable to increased revenues and the $0.2 million net favorable impact of translating foreign currencies into U.S. dollars.

Interest expense, net.  Interest expense, net increased by $0.3 million to $21.3 million for the three months ended March 31, 2012 compared to $21.0 million for the three months ended March 31, 2011.  The increase in interest expense, net is attributable to increased amortization of deferred financing charges resulting from the Revolver amendment at the end of February 2012 and the net effect for the three months ended march 31, 2011 of the change in the fair value of the interest rate swap, which is reflected as a component of interest expense and which was settled in April 2011.

Other income (expense), net.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.  Other income (expense), net was $0.7 million expense for the three months ended March 31, 2012, and $0.5 million income for the three months ended March 31, 2011.

Income tax expense.  Income tax expense was $0.7 million for the three months ended March 31, 2012 compared to $0.9 million for the three months ended March 31, 2011.  The income tax expense for the three months ended March 31, 2012 and 2011, respectively, is related primarily to taxes for foreign jurisdictions in which we have net income.

Net loss.  Net loss was $4.6 million for the three months ended March 31, 2012 compared to $3.8 million for the three months ended March 31, 2011.  The $0.8 million increase in net loss for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is principally due to the increased losses on foreign currency transactions between the comparative periods, which more than offset the increase in operating income.

Sources and Uses of Cash

The following table is a summary of sources and uses of cash during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Cash flows provided by operating activities	$30,187	$22,655
Cash flows used in investing activities	(11,107)	(11,915)
Cash flows used in financing activities	(3,400)	(8,002)
Effect of exchange rate changes on cash	88	341
Net increase in cash and cash equivalents	$15,768	$3,079
Cash and cash equivalents, end of period	$28,736	$19,405

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Net cash provided by operating activities was $30.2 million compared to $22.7 million used in operating activities for the years ended March 31, 2012 and 2011, respectively.  The increase in net cash provided by operating activities of $7.5 million was mainly attributable to improved collections of trade accounts receivable.

Net cash used in investing activities was $11.1 million for the three months ended March 31, 2012 compared to $11.9 million for the three months ended March 31, 2011.  Net cash used in investing activities for the three months ended March 31, 2012 consisted of capital expenditures of $11.1 million for software and equipment primarily related to continued enhancements of our service platform.  Net cash used in investing activities for the three months ended March 31, 2011 included $1.1 million for the acquisition of RollStream and capital expenditures of $10.8 million for software and equipment primarily related to continued enhancements of our service platform.  Capital expenditures for each of the three months ended March 31, 2012 and 2011 included $6.1 million of labor costs capitalized for the development of internal-use software.

Net cash used in financing activities was $3.4 million for the three months ended March 31, 2012 compared to $8.0 million for the three months ended March 31, 2011.  Net cash used in financing activities for the three months ended March 31, 2012 was from $3.0 million in net repayments of amounts outstanding under the Revolver and $0.4 million in deferred financing costs associated with amending the Revolver.  Net cash used in financing activities for the three months ended March 31, 2011 was from $8.0 million in net repayments of amounts outstanding under the Revolver.

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

The Revolver also requires that we meet and maintain certain financial ratios and tests, including those described above.  Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control.  Our failure to comply with these covenants could result in a default under the Revolver and the Indenture governing our Senior Secured Notes.  At March 31, 2012, we had an interest coverage ratio of 2.01 and a net leverage ratio of 4.83, calculated as defined in the Revolver, and we were in compliance with all financial and nonfinancial covenants.

Cash and cash equivalents were approximately $28.7 million and $13.0 million at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012, there were no borrowings outstanding under the Revolver.  At December 31, 2011, there were $3.0 million of outstanding borrowings under the Revolver.  At March 31, 2012 and December 31, 2011, approximately $11.7 million of the $50.0 million of Revolver capacity was pledged as security for certain letters of credit.  Therefore, the total available cash liquidity, including cash and cash equivalents and total Revolver capacity, less outstanding borrowings and letters of credit secured by the Revolver, was approximately $67.0 million and $48.3 million at March 31, 2012 and December 31, 2011, respectively.

In May 2012, we deposited approximately $3.3 million as collateral for a bank guarantee in Brazil required in connection with a long-standing tax dispute with a municipality in Brazil.  The terms of the bank guarantee require the cash collateral to remain on deposit as long as the bank guarantee is in place.  We can terminate the bank guarantee at our option at any time and therefore have unrestricted access to the cash; however, terminating the bank guarantee would be expected to have detrimental legal and tax consequences that would prevent us from conducting business as usual in Brazil.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the U.S.  Some accounting policies require us to make estimates and assumptions about future events that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results could differ from those estimates, and any differences may be material to our condensed consolidated financial statements.  A description of all of our significant accounting policies used is included in Note 2 to our condensed consolidated financial statements, included herein.  Some of these policies involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our condensed consolidated financial statements.

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

We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these deferred costs as of March 31, 2012 and December 31, 2011 was $27.8 million and $26.4 million, respectively.

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

In December 2010, the FASB issued ASU 2010-28 – Intangibles – Goodwill and Other (Topic 350) (previously Emerging Issues Task Force (“EITF”) Issue No. 10-A – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts).  ASU 2010-28 requires companies that are performing their goodwill impairment testing (either on an annual or interim basis) and have identified a reporting unit with a zero or negative carrying value of equity during step one of the test, to perform step two of the goodwill impairment test and determine if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 became effective prospectively for public entities whose fiscal years, and interim period within those years, began after December 15, 2010.

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, which is intended to simplify how an entity is required to test goodwill for impairment under ASU 2010-28 by allowing an entity to first assess qualitative factors (which are defined in the new guidance) to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  We adopted ASU 2011-08 as of January 1, 2012, as required.

As of March 31, 2012, we assessed the qualitative factors (as defined in ASU 2011-08) and determined that goodwill was not impaired; as it was more likely than not that the fair value of the entity was greater than the carrying amount.  As of December 31, 2011, we completed impairment testing (including performing the required step-two test) and determined that goodwill was not impaired.  Our assessment and impairment test are based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at March 31, 2012 and December 31, 2011.

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

The accrual of a contingency involves considerable judgment on the part of management.  Legal proceedings have elements of uncertainty, and in order to determine the amount of accrued liabilities required, if any, we assess the likelihood of any adverse judgments or outcomes to pending and threatened legal matters, as well as the best estimate of or potential ranges of amounts of probable losses.  We use internal expertise and outside experts, as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss.  A determination of the amount of accrued liabilities required for these contingencies is made after analysis of each individual issue.  The required accrued liabilities may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy.

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

Although much of our revenues are generated in U.S. dollars, approximately $47.2 million, or 39.7% of our total revenues for the three months ended March 31, 2012, were generated in non-U.S. dollar denominated currencies.  Our revenues generated in non-U.S. dollar denominated currencies for the three months ended March 31, 2011 were $47.0 million, or 41.2% of our total revenue.

Our operating expenses are also generally denominated in U.S. dollars; however, approximately $32.6 million, or 32.3% of our total operating expenses for the three months ended March 31, 2012, were denominated in foreign currencies.  Our operating expenses generated in foreign currencies for the three months ended March 31, 2011 were $30.9 million, or 32.0% of our total operating expenses.

Due to the relatively stronger U.S. dollar during the three months ended March 31, 2012 and the fact that impact on the operating expenses was greater than the impact on our revenues, our operating income was favorably affected by $0.2 million when compared to the three months ended March 31, 2011.

From a sensitivity analysis viewpoint, based on our financial results for the three months ended March 31, 2012, a hypothetical overall 10% change in the U.S. dollar from the average foreign exchange rates during the three months ended March 31, 2012 would have impacted our revenue and operating income by approximately $4.7 million and $1.4 million, respectively.

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

Until April 2011, we had an interest rate swap agreement with a commercial bank with a notional amount of $255.0 million.  The provisions of the agreement provided that we would pay the counterparty a fixed rate of 3.86%.  The counterparty would pay us a variable rate equal to the three-month LIBOR, which was 0.30% at March 31, 2011, just prior to the swap agreement’s expiration.  The fair value of the interest rate swap was $2.3 million as of March 31, 2011 and was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2011.  The change in fair value of the interest rate swap of $2.4 million was recorded as a reduction to interest expense for the three months ended March 31, 2011.  The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2.3 million having been made on that date.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

We continue to evaluate and integrate certain business processes and systems.  Accordingly, certain changes have been made, and will continue to be made, to our internal controls over financial reporting.  In February 2012, we created and filled a Director of Finance position in Brazil.

There have been no other changes in our internal control over financial reporting during the three months ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also subject to income and other taxes in the U.S. and other foreign jurisdictions and are regularly under audit by tax authorities.  Although we believe our tax estimates are reasonable, the final determination of any tax audits and related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals.  In certain foreign jurisdictions, we may be required to place on deposit or provide a bank guarantee for amounts claimed by tax authorities while we challenge such amounts.  Should additional taxes be assessed as a result of an audit or following an unsuccessful challenge by us through litigation, it could have a material effect on our financial position and results of operations in the period or periods for which that determination is made.  Such a bank guarantee totaling approximately $3.3 million was made in May 2012 for a disputed tax matter in Brazil by our subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2.5 million as of March 31, 2012.  The bank guarantee was collateralized by a deposit of cash with the issuing bank.  We believe that the position of the Brazilian tax authorities is not consistent with the relevant facts; however, there can be no assurance that we will ultimately prevail and it is likely that the bank guarantee, and supporting cash collateral, will remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts.  While based on information available on the case and other similar matters provided by local counsel, we believe the facts support our position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any interest or penalties that may accrue.

GXS Brazil also is subject to potential tax claims by Brazilian tax authorities relating to value-added-tax (“VAT”) exposure that we identified in the course of conducting due diligence in connection with the acquisition of Interchange.  We believe that VAT may have been underpaid by Interchange during the period from January 2004 to June 2006.  We have recorded a reserve of approximately $2.2 million as of March 31, 2012, in respect of these claims, at the then current exchange rate (reflecting the expiration of the statute of limitations with respect to the 2004 and 2005 tax years and the consequent reversal of a previous accrual and reduction of a corresponding receivable for those years).  Although the sellers of Interchange are contractually obligated to indemnify us pursuant to the stock purchase agreement executed in connection with the acquisition and we have recorded a corresponding receivable of approximately $2.2 million as of March 31, 2012, for the indemnity to offset the potential liability, additional legal action may be required to recover any potential liability under such indemnity.

In addition, our Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore.  U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices.  Accordingly, GXS India determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, GXS India may incur an increased tax liability, including accrued interest and penalties.  GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from our tax advisors, we continue to believe that the facts the Indian tax authorities are using to support their assessment are incorrect.  GXS India has started appeal procedures and anticipates a settlement with the tax authorities.  We have accrued approximately $1.5 million to cover our anticipated financial exposure in this matter.  There can be no assurance that our appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that we may receive similar orders for other years until the above disputes are resolved.

There have been no other material changes in legal proceedings from those described in Part I, Item 3 included in our 2011 Annual Report on Form 10-K.

Item 1A.	Risk Factors

There have been no material changes in the risk factors affecting us from those described in Part I, Item 1A of our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).  The JOBS Act contains provisions that relax certain requirements for “emerging growth companies” that otherwise apply to larger public companies.  Under the JOBS Act, for as long as a company retains emerging growth company status, which may be through the fiscal year-end after the fifth anniversary of an initial public offering, it will not be required to: (i) comply with any new or revised financial accounting standard applicable to public companies until such standard is also applicable to private companies, or (ii) provide certain disclosure regarding executive compensation required of larger public companies.  We are classified as an emerging growth company under the JOBS Act, and are eligible to take advantage of the provisions described above for as long as we retain this status.  We have elected to take advantage of such provisions, including the transition period described in (i), which is the exemption provided in Section 7(a)(2)(B) of the Securities Act of 1933 and Section 13(a) of the Securities Exchange Act of 1934 (in each case as amended by the JOBS Act) for complying with new or revised financial accounting standards.  We will therefore comply with new or revised financial accounting standards to the extent applicable to an emerging growth company.

On May 9, 2012, John A. McKenna, Jr. resigned from the boards of directors of the Company, GXS Holdings and GXS Group.

On May 10, 2012, pursuant to Delaware Corporation Law Section 228, stockholders holding a majority of the outstanding shares of the common stock and the Series A Preferred Stock of GXS Group (each class together, and collectively on an as converted basis) approved, on the recommendation of the GXS Group board of directors, an amendment to the 2010 GXS Group Long-Term Incentive Plan to increase the number of shares available in connection with grants of stock options and other stock-based compensation awards under the plan from 14.0 million to 17.5 million shares.

Item 6.	Exhibits

Exhibit No.	Description
*10.1	Amendment to 2010 GXS Group, Inc. Long Term Incentive Plan
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	Instance Document
**101.SCH	Taxonomy Extension Schema
**101.CAL	Taxonomy Extension Calculation Linkbase
**101.DEF	Taxonomy Extension Definition Linkbase
**101.LAB	Taxonomy Extension Label Linkbase
**101.PRE	Taxonomy Extension Presentation Linkbase

*	Filed herewith

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

Dated:  May 11, 2012
GXS WORLDWIDE, INC.

By:	/s/ Robert Segert
Name: Robert Segert
Title: Director, President and Chief Executive Officer

By:	/s/ Gregg Clevenger
Name: Gregg Clevenger
Title: Executive Vice President, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
*10.1	Amendment to 2010 GXS Group, Inc. Long Term Incentive Plan
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	Instance Document
**101.SCH	Taxonomy Extension Schema
**101.CAL	Taxonomy Extension Calculation Linkbase
**101.DEF	Taxonomy Extension Definition Linkbase
**101.LAB	Taxonomy Extension Label Linkbase
**101.PRE	Taxonomy Extension Presentation Linkbase

*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.