Form 10-Q
period 2012-06-30
GXS Worldwide, Inc.
filed 2012-08-13
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 10, 2012, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

GXS WORLDWIDE, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2012

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

PART I.    FINANCIAL INFORMATION

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,982	$12,968
Receivables, net	99,188	106,799
Prepaid expenses and other assets	30,390	28,881
Total current assets	146,560	148,648

Property and equipment, net	105,687	105,049
Goodwill	268,207	268,767
Intangible assets, net	110,188	120,483
Deferred financing costs	13,230	15,018
Other assets	20,787	23,112

Total Assets	$664,659	$681,077

Liabilities and Stockholder’s Deficit
Current liabilities:
Borrowings under revolving credit facility	$––	$3,000
Trade payables	15,280	19,640
Deferred income	44,094	46,622
Accrued expenses and other current liabilities	44,662	47,369
Total current liabilities	104,036	116,631

Long-term debt	773,660	772,068
Deferred income tax liabilities	11,002	9,961
Other liabilities	49,085	46,743
Total liabilities	937,783	945,403

GXS Worldwide, Inc. stockholder’s deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	429,424	429,045
Accumulated deficit	(697,757)	(687,446)
Accumulated other comprehensive loss	(5,059)	(6,208)
Total GXS Worldwide, Inc. stockholder’s deficit	(273,391)	(264,608)
Non-controlling interest	267	282
Total stockholder’s deficit	(273,124)	(264,326)

Total Liabilities and Stockholder’s Deficit	$664,659	$681,077

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
 (In thousands)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Revenues	$120,809	$118,815	$239,721	$232,923

Costs and operating expenses:
Cost of revenues	66,858	63,860	131,608	126,489
Sales and marketing	16,530	16,124	33,680	31,583
General and administrative	16,382	16,244	34,829	34,454
Restructuring charges	577	1,418	958	1,619
Operating income	20,462	21,169	38,646	38,778

Other income (expense):
Interest expense, net	(21,130)	(19,631)	(42,469)	(40,580)
Other income (expense), net	(3,658)	(1,059)	(4,376)	(603)
Income (loss) before income taxes	(4,326)	479	(8,199)	(2,405)

Income tax expense	1,378	421	2,127	1,331
Net income (loss)	(5,704)	58	(10,326)	(3,736)
Less: Net income (loss) attributable to non-controlling interest	(20)	22	(15)	32

Net income (loss) attributable to GXS Worldwide, Inc.	$(5,684)	$36	$(10,311)	$(3,768)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(5,704)	$58	$(10,326)	$(3,736)
Foreign currency translation adjustments	(171)	2,026	1,149	3,111

Comprehensive income (loss)	(5,875)	2,084	(9,177)	(625)
Less: Comprehensive income (loss) attributable to non-controlling interest	(20)	22	(15)	32

Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(5,855)	$2,062	$(9,162)	$(657)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total

Balance at December 31, 2011	$1	$429,045	$(687,446)	$(6,208)	$282	$(264,326)

Net loss	––	––	(10,311)	––	(15)	(10,326)
Stock compensation expense	––	379	––	––	––	379
Foreign currency translation adjustments	––	––	––	1,149	––	1,149

Balance at June 30, 2012	$1	$429,424	$(697,757)	$(5,059)	$267	$(273,124)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months ended June 30,
	2012	2011
Cash flows from operations:
Net loss	$(10,326)	$(3,736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,213	26,239
Deferred income taxes	667	(1,135)
Amortization of deferred financing costs and debt discount	3,987	3,655
Unrealized gain on interest rate swap	––	(2,365)
Settlement of interest rate swap	––	(2,318)
Stock compensation expense	379	486
Changes in operating assets and liabilities, net of effect of business acquisitions:
(Increase) decrease in receivables	7,611	(14,351)
(Increase) decrease in prepaid expenses and other assets	1,167	(8,359)
Increase (decrease) in trade payables	(3,496)	4,367
Increase (decrease) in deferred income	(2,528)	5,199
Increase (decrease) in accrued expenses and other liabilities	(550)	5,136
Other	3,283	1,069
Net cash provided by operating activities	28,407	13,887

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	(20,259)	(22,417)
Business acquisition, net of cash acquired ($4 for six months ended June 30, 2011)	––	(1,125)
Net cash used in investing activities	(20,259)	(23,542)

Cash flows from financing activities:
Borrowings under revolving credit facility	17,000	24,000
Repayments under revolving credit facility	(20,000)	(16,000)
Payment of financing costs	(421)	(2)
Net cash provided by (used in) financing activities	(3,421)	7,998

Effect of exchange rate changes on cash	(713)	467

Increase (decrease) in cash and cash equivalents	4,014	(1,190)
Cash and cash equivalents, beginning of period	12,968	16,326
Cash and cash equivalents, end of period	$16,982	$15,136

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$38,903	$38,930
Cash paid for interest rate swap	$––	$4,683
Cash paid for income taxes	$1,484	$1,448

Noncash investing and financing activities:
Fair value of equity securities issued in business acquisition	$––	$420

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

On June 2, 2010, GXS Holdings acquired Inovis International, Inc. (“Inovis”), a provider of integrated B2B services and solutions that manage the flow of e-commerce information for global trading communities. Following the transaction, Inovis was merged with and into GXS, Inc. (“GXSI”), an indirect wholly-owned subsidiary and a guarantor of the Company’s notes, and the Company became an indirect wholly-owned subsidiary of GXS Group. Certain foreign subsidiaries of Inovis became wholly-owned subsidiaries of GXSI. The results of operations for Inovis are included in the Company’s condensed consolidated results of operations since its acquisition on June 2, 2010.

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

Interim results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K, filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”) on March 19, 2012.

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

Acquisitions are accounted for using the purchase method of accounting prescribed in Financial Accounting Standards (“FAS”) Codification 805 – Business Combinations. Under this standard, assets and liabilities acquired are recorded at their fair values on the date of acquisition. Certain long-lived assets recorded at their fair values including property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets will result in additional depreciation and amortization expense after the acquisition. The amount of depreciation and amortization will be based upon the assets’ fair values at date of acquisition and the estimated useful lives of the respective assets. Following the acquisition, revenue and operating income are typically affected by a reduction of deferred revenue over its remaining term to reflect estimated fair value of the obligation which includes estimated cost to deliver and the associated margin.

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

The Company has various service lines, specifically including:  Messaging Services, Managed Services, B2B Software Services, Data Synchronization, and Custom Outsourcing Services. The Company’s service lines generate revenues from three principal sources, as described in detail below. Regardless of the service line or source, the Company records revenues net of any taxes (e.g., sales, local, value-added) that are collected from customers and remitted to governmental authorities.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

The Company also defers all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues. The unamortized balance of these costs as of June 30, 2012 and December 31, 2011 was $28,247 and $26,445, respectively, and are recorded in either “prepaid expenses and other assets” (see Note 5) or “other assets” (see Note 8) in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

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

The Company capitalized costs related to the development of internal-use software of $6,021 and $12,088 during the three and six months ended June 30, 2012, respectively, and $7,043 and $13,099 during the three and six months ended June 30, 2011, respectively. Such amounts include capitalized interest of $199 and $349 for the three and six months ended June 30, 2012, respectively, and $339 and $625 for the three and six months ended June 30, 2011, respectively.

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

As of June 30, 2012 and December 31, 2011, the Company had goodwill in the amount of $268,207 and $268,767, respectively. The Company historically tests goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment. The impairment test involves two steps. In the first step, the Company compares the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit. If the carrying value is less than the fair value, there is no impairment. If the carrying value exceeds the fair value of the reporting unit, step two is performed to measure the impairment loss.

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, which is intended to simplify how an entity is required to test goodwill for impairment under ASU 2010-28 (issued in December 2010) by allowing an entity to first assess qualitative factors (which are defined in the new guidance) to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company adopted ASU 2011-08 on January 1, 2012, as required.

As of December 31, 2011, the Company completed goodwill impairment testing in accordance with ASU 2010-28 (including performing the required step-two test) and determined that goodwill was not impaired. The Company’s impairment test was based on a single operating segment and reporting unit structure. The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2011. As of June 30, 2012, the Company assessed the qualitative factors (as defined in ASU 2011-08) and determined that goodwill was not impaired; as it was more likely than not that the fair value was greater than the carrying amount.

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

The Company periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called contingencies, and the accounting for these events is prescribed by FASB ASC 450 – Accounting for Contingencies. This standard defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur. Contingent losses must be accrued if:

•	information is available that indicates it is probable that the loss has been incurred, given the likelihood of the uncertain future events; and
•	the aount of the loss can be reasonably estimated.

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

Accumulated other comprehensive loss was comprised of the following:

	June 30, 2012	December 31, 2011
Additional minimum pension liability	$(461)	$(461)
Foreign currency translation adjustments	(4,598)	(5,747)
Accumulated other comprehensive loss	$(5,059)	$(6,208)

(n)	Research and Development

Research and development costs are expensed as incurred. Research and development costs are reflected within cost of revenues in the condensed consolidated results of operations for the three and six months ended June 30, 2012 and 2011.

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

The expected effective income tax rate for the three and six months ended June 30, 2012 and 2011 differs from the federal statutory rate of 35% principally as a result of state income taxes, differing rates in foreign jurisdictions and the effect of expected losses in the U.S. and foreign jurisdictions for which no income tax benefit has been recognized.

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

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, long-term debt and the interest rate swap. Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments. At June 30, 2012, the Company’s long-term debt was trading at 100.00% of its face value, so the Company considered the fair value to be $785,000 at that date. At December 31, 2011, the Company’s long-term debt was trading at 92.63% of its face value, so the Company considered the fair value to be $727,146 at that date. The fair value of the Company’s interest rate swap, which expired and was settled on April 26, 2011, is discussed further in Note 12.

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

The GXS Holdings, Inc. Stock Incentive Plan (or “Holdings Plan”) provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company. The Holdings Plan provided for the grant of awards to acquire up to 18,836 shares of GXS Holdings common stock. Effective with the Inovis Merger in June 2010, shares reserved and granted under the Holdings Plan were subject to a conversion into shares and grants in GXS Group at a conversion rate of approximately 18 to 1 and remain outstanding with their existing vesting schedules, expiration dates and subject to other terms of the Holdings Plan, which GXS Group assumed upon the Merger. The conversion reduced the total authorized number of Holdings Plan options that could be awarded from 18,836 shares to 1,055 shares. However, no additional award grants will be made from this plan; therefore the maximum number of plan options in the pool will equal the number of options outstanding at the end of a measurement period.

Following the Inovis Merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010 that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company. The Group LTIP, as amended in May 2012, provides for the grant of awards to acquire up to 17,500 shares of GXS Group common stock and all of the Company’s stock option awards subsequent to July 2010 are being granted through the Group LTIP. On June 6, 2012, the Company’s stockholders approved an amendment to the Group LTIP to lower the option exercise price from $1.26 per share to $0.81 per share on 8,944 shares previously granted. This amendment did not result in any material changes to stock compensation expense in the second quarter of 2012.

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

Significant estimates used in preparing the condensed consolidated financial statements include:  recovery of long-lived assets; useful lives of long-lived assets and amortizable intangible assets; valuation of goodwill, deferred tax assets and receivables; and determination of amounts of cost deferrals, tax reserves, deferred tax assets and liabilities, accrued liabilities, and pension liabilities. In addition, estimates are required to recognize revenue for software and other arrangements with multiple deliverables and to assess the stage at which software development costs should be capitalized.

(t)	Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 2011 and for the three and six months ended June 30, 2011 to conform to the presentation at June 30, 2012 and for the three and six months then ended.

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

During due diligence in 2008, the Company identified a pre-acquisition tax contingency for which the sellers have provided a full indemnification and which the Company believes can be enforced and recovered if needed. The Company originally accrued an estimated liability of $11,278 upon acquisition and recorded an equal amount as a receivable from the seller, which was classified as an “other receivable” within receivables, net. The amount of the accrued liability and corresponding indemnification receivable are adjusted each period to reflect the current exchange rates and the periodic expiration of the statute of limitations with respect to certain tax years within the contingency. As of June 30, 2012 and December 31, 2011 the remaining estimated liability and corresponding indemnification receivable were $1,901 and $2,116, respectively, and continue to be reflected in both “accrued expenses and other current liabilities” (see Note 9) and “other receivables” (see Note 4) in the condensed consolidated balance sheets.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(4)	Revenues and Receivables

The Company operates as a single operating segment and provides products and services to its business customers around the world, both directly, through its foreign subsidiaries, and indirectly through resellers.

Receivables, net were comprised of the following:

	June 30, 2012	December 31, 2011
Trade accounts receivable	$96,739	$108,289
Unbilled receivables	6,456	5,434
Other receivables	8,073	7,827
Subtotal	111,268	121,550
Less: allowance for doubtful accounts	(12,080)	(14,751)
Total receivables, net	$99,188	$106,799

Unbilled receivables represent amounts earned and accrued as receivables from customers prior to the end of the period. Unbilled receivables are expected to be billed and collected within twelve months of the respective balance sheet date. Other receivables include various value added tax receivables and the indemnification receivable associated with the Interchange tax contingency of $1,901 and $2,116 as of June 30, 2012 and December 31, 2011, respectively. See Note 3 for further discussion of the Interchange transaction.

(5)	Prepaid Expenses and Other Assets

Prepaid expenses and other assets (a current asset) were comprised of the following:

	June 30, 2012	December 31, 2011
Prepaid expenses	$12,999	$13,886
Deferred direct and relevant costs on implementations of contracts, current	10,777	9,085
Deferred income tax assets, current	5,645	5,294
Other	969	616
Total	$30,390	$28,881

(6)	Property and Equipment

Property and equipment, net were comprised of the following:

	June 30, 2012	December 31, 2011
Computer equipment and furniture	$204,684	$200,542
Computer software	340,333	327,388
Leasehold improvements	18,248	17,533
Gross property and equipment	563,265	545,463
Less: accumulated depreciation and amortization	(457,578)	(440,414)
Property and equipment, net	$105,687	$105,049

Depreciation and amortization expense related to property and equipment was $9,425 and $18,299 for the three and six months ended June 30, 2012, respectively, and $8,012 and $15,447 for the three and six months ended June 30, 2011, respectively.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(7)	Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the six months ended June 30, 2012:

Balance as of December 31, 2011	$268,767
Foreign currency translation	(560)
Balance as of June 30, 2012	$268,207

Other acquired intangible assets were comprised of the following:

June 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$220,306	$(128,724)	$91,582
Product technology	18,445	(4,326)	14,119
Trade names and trademarks	4,368	(1,809)	2,559
Other acquired intangible assets	3,276	(2,873)	403
Subtotal	246,395	(137,732)	108,663
Non-amortizable intangible assets:
Trade names and trademarks	1,525	––	1,525
Total	$247,920	$(137,732)	$110,188

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,001	$(120,944)	$100,057
Product technology	18,445	(3,273)	15,172
Trade names and trademarks	4,368	(1,372)	2,996
Other acquired intangible assets	3,428	(2,833)	595
Subtotal	247,242	(128,422)	118,820
Non-amortizable intangible assets:
Trade names and trademarks	1,663	––	1,663
Total	$248,905	$(128,422)	$120,483

The gross carrying amounts of certain intangible assets are impacted by certain balances being denominated in foreign currencies. These balances are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.

Intangible assets, except for those with an indefinite life, are amortized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed or on a straight-line basis. Amortization expense related to intangible assets was $4,925 and $9,914 for the three and six months ended June 30, 2012, respectively, and $5,305 and $10,792 for the three and six months ended June 30, 2011, respectively.

(8)	Other Assets

Other assets (a non-current asset) were comprised of the following:

	June 30, 2012	December 31, 2011
Deferred direct and relevant costs on implementations of long-term contracts, net	$17,470	$17,360
Refundable deposits	1,855	2,709
Other	1,462	3,043
Total	$20,787	$23,112

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(9)	Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities were comprised of the following:

	June 30, 2012	December 31, 2011
Employee compensation and benefits	$16,974	$18,577
Other non-income taxes accrued	9,608	10,496
Accrued interest	3,427	3,499
Restructuring	2,851	3,394
Estimated Interchange pre-acquisition tax contingency	1,901	2,116
Other	9,901	9,287
Total	$44,662	$47,369

(10)	Other Liabilities

Other liabilities (a non-current liability) were comprised of the following:

	June 30, 2012	December 31, 2011
Pension and related benefits	$18,574	$18,524
Deferred income – non-current	12,844	9,840
Deferred rent – non-current	10,925	10,520
Rebates due to stockholders of Interchange, net of discount	3,147	3,082
Restructuring – non-current	2,095	3,186
Other	1,500	1,591
Total	$49,085	$46,743

(11)	Debt

Debt was comprised of the following:

	June 30, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Revolving credit facility	$––	$––	$3,000	$3,000
Senior secured notes	785,000	785,000	785,000	727,146
Less: unamortized original issue discount	(11,340)	––	(12,932)	––
Total debt	773,660	785,000	775,068	730,146
Less: current maturities of long-term debt	––	––	(3,000)	(3,000)
Total long-term debt	$773,660	$785,000	$772,068	$727,146

At June 30, 2012, the Company’s long-term debt was trading at 100.00% of its face value, so the Company considered the fair value to be $785,000 at that date. At December 31, 2011, the Company’s long-term debt was trading at 92.63% of its face value, so the Company considered the fair value to be $727,146 at that date.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

Revolving Credit Facility

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50,000 revolving credit facility (“the Revolver”). Prior to the amendment of the Credit and Guaranty Agreement described below, the interest rate for the Revolver was a predetermined amount above the LIBOR, subject to a floor of 2.0%, or at a predetermined amount above the administrative agent’s “base rate”, subject to a floor of 3.0%, at the Company’s option. The Revolver is guaranteed by the guarantors that guarantee the Senior Secured Notes and secured by collateral that secures the Senior Secured Notes. The Revolver is used by the Company to, among other things, fund its working capital needs, support its letters of credit and for general corporate purposes. The Company’s ability to borrow additional monies in the future under the Revolver is subject to certain conditions, including compliance with certain covenants.

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

As of June 30, 2012, the Company had outstanding letters of credit of $11,661, no outstanding borrowings, and additional available borrowings of $38,339 under the Revolver. Any outstanding borrowings against the Revolver shall be repaid in full on March 15, 2015 and the commitments shall terminate on that date. The Revolver requires the Company to maintain certain financial and nonfinancial covenants. Noncompliance with any covenant specified in the Credit and Guaranty Agreement would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable. At June 30, 2012, the Company was in compliance with all financial and non-financial covenants.

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

 Deferred financing costs are being amortized over the life of the debt using a method that approximates the interest method. Amortization expense related to the deferred financing costs on the Senior Secured Notes and Revolver was $1,119 and $2,210 for the three and six months ended June 30, 2012, respectively, and $1,074 and $2,099 for the three and six months ended June 30, 2011, respectively.

(12)	Financial Instruments

Until April 2011, the Company had an interest rate swap agreement with a commercial bank with a notional amount of $255,000.   The changes in fair value of the interest rate swap of $2,318 and $4,683 were recorded as a reduction to interest expense for the three and six months ended June 30, 2011. The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2,318 having been made on that date.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

During the three and six months ended June 30, 2012, the Company recorded restructuring charges of approximately $577 and $958, respectively, which included charges associated with the further consolidation of office space and involuntary termination of 10 and 16 employees, respectively.

The restructuring accrual amounts recorded are net of amounts the Company expects to receive from subleasing vacated space, primarily at its previous corporate headquarters through April 2014. The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases. As of June 30, 2012, approximately $4,228 of the facilities restructuring obligations are associated with the Company’s previous global headquarters. The Company relocated to its current global headquarters facility in March 2010.

The changes in the restructuring accrual for the six months ended June 30, 2012 are as follows:

	Severance	Facilities	Total

Balance as of December 31, 2011	$488	$6,092	$6,580
Restructuring charges	596	362	958
Payments and other adjustments	(898)	(1,694)	(2,592)

Balance as of June 30, 2012	$186	$4,760	$4,946

The current portion of the above obligations totaled $2,851 and $3,394 at June 30, 2012 and December 31, 2011, respectively, and are included in “accrued expenses and other current liabilities” on the condensed consolidated balance sheets (see Note 9). The long-term portion of the above obligations totaled $2,095 and $3,186 at June 30, 2012 and December 31, 2011, respectively, and are included in “other liabilities” on the condensed consolidated balance sheets (see Note 10).

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

The Company is also subject to income and other taxes in the U.S. and other foreign jurisdictions and is regularly under audit by tax authorities.  Although the Company believes its tax estimates are reasonable, the final determination of any tax audits and related litigation or other proceedings could be materially different than that which is reflected in the Company’s tax provisions and accruals.  In certain foreign jurisdictions, the Company may be required to place on deposit or provide a bank guarantee for amounts claimed by tax authorities while it challenges such amounts.  Should additional taxes be assessed as a result of an audit or following an unsuccessful challenge by the Company through litigation, it could have a material effect on the Company’s financial position and results of operations in the period or periods for which that determination is made.  A bank guarantee totaling $3,325 was made in May 2012 for a disputed tax matter in Brazil by the Company’s subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2,500 as of June 30, 2012. The bank guarantee is collateralized by a deposit of cash with the issuing bank.  The Company intends to replace the bank guarantee with a letter of credit under the Revolver in the third quarter of 2012, which would result in a return of the cash deposit. The Company can terminate the bank guarantee at its option at any time and, therefore, have unrestricted

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

access to the cash. However, terminating the bank guarantee would be expected to have detrimental legal and tax consequences that could prevent it from conducting business as usual in Brazil. The Company believes that the position of the Brazilian tax authorities is not consistent with the relevant facts. However, there can be no assurance that the Company will ultimately prevail and it is likely that the bank guarantee and supporting cash collateral, or the substituted letter of credit, could remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts. While based on information available on the case and other similar matters provided by local counsel, the Company believes the facts support its position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any future interest or penalties that may accrue.

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

The expense accrued for in each of the three month periods ended June 30, 2012 and 2011 was $1,000 and the expense accrued for in each of the six months periods ended June 30, 2012 and 2011 was $2,000. As of June 30, 2012 and December 31, 2011, the Company owed an aggregate of $3,415 and $1,415, respectively, for unpaid management fees earned under the Management Agreement through those dates. These unpaid fees are included in “accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

In November 2011, the Company entered into an agreement with a director of the Company to provide consulting services for operational and technology reviews and assessments, as requested by the Company. The Company considered the director’s experience as a former chief information officer of several public companies to be invaluable in providing useful analysis and feedback. The agreement ended on February 28, 2012; therefore, no expenses for services under this agreement were recorded during the three months ended June 30, 2012. During the six months ended June 30, 2012, the Company recorded $54 for services provided and expenses incurred under this agreement.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
June 30, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$1,818	$15,164	$––	$16,982
Receivables, net	––	53,478	45,710	––	99,188
Prepaid expenses and other assets	80	19,840	10,470	––	30,390
Advances to subsidiaries	––	619,520	81,317	(700,837)	––
Total current assets	80	694,656	152,661	(700,837)	146,560

Investments in subsidiaries	490,466	5,024	––	(495,490)	––
Property and equipment, net	––	98,059	7,628	––	105,687
Goodwill	––	242,199	26,008	––	268,207
Intangible assets, net	––	98,006	12,182	––	110,188
Deferred financing costs	13,230	––	––	––	13,230
Other noncurrent assets	––	10,659	10,128	––	20,787

Total Assets	$503,776	$1,148,603	$208,607	$(1,196,327)	$664,659

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$79	$10,988	$4,213	––	$15,280
Other current liabilities	3,428	49,511	35,817	––	88,756
Advances from affiliates	––	563,267	137,570	(700,837)	––
Total current liabilities	3,507	623,766	177,600	(700,837)	104,036

Long-term debt less current maturities	773,660	––	––	––	773,660
Other liabilities	––	34,371	25,716	––	60,087
Total liabilities	777,167	658,137	203,316	(700,837)	937,783
Stockholder’s equity (deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(273,391)	490,466	5,024	(495,490)	(273,391)
Non-controlling interest	––	––	267	––	267
Total stockholder’s equity (deficit)	(273,391)	490,466	5,291	(495,490)	(273,124)

Total Liabilities and Stockholder’s Equity (Deficit)	$503,776	$1,148,603	$208,607	$(1,196,327)	$664,659

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$96,831	$55,221	$(33,237)	$118,815

Costs and operating expenses	139	73,380	55,946	(33,237)	96,228
Restructuring charges	––	1,060	358	––	1,418
Operating income (loss)	(139)	22,391	(1,083)	––	21,169
Other income (expense), net	(19,658)	(1,122)	90	––	(20,690)
Income (loss) before income taxes	(19,797)	21,269	(993)	––	479
Provision for income taxes	––	252	169	––	421
Income (loss) before equity in income (loss) of subsidiaries	(19,797)	21,017	(1,162)	––	58
Equity in income (loss) of subsidiaries	19,855	(1,162)	––	(18,693)	––
Net income (loss)	58	19,855	(1,162)	(18,693)	58
Foreign currency translation adjustments	––	––	2,026	––	2,026
Dividends from subsidiaries	––	435	––	(435)	––
Comprehensive income	58	20,290	864	(19,128)	2,084
Less: Comprehensive income attributable to non-controlling interest	––	––	22	––	22
Comprehensive income attributable to GXS Worldwide, Inc.	$58	$20,290	$842	$(19,128)	$2,062

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$192,509	$108,194	$(67,780)	$232,923

Costs and operating expenses	165	151,043	109,098	(67,780)	192,526
Restructuring charges	––	1,121	498	––	1,619
Operating income (loss)	(165)	40,345	(1,402)	––	38,778
Other income (expense), net	(40,834)	(636)	287	––	(41,183)
Income (loss) before income taxes	(40,999)	39,709	(1,115)	––	(2,405)
Provision for income taxes	––	315	1,016	––	1,331
Income (loss) before equity in income (loss) of subsidiaries	(40,999)	39,394	(2,131)	––	(3,736)
Equity in income (loss) of subsidiaries	37,263	(2,131)	––	(35,132)	––
Net income (loss)	(3,736)	37,263	(2,131)	(35,132)	(3,736)
Foreign currency translation adjustments	––	––	3,111	––	3,111
Dividends from subsidiaries	––	435	––	(435)	––
Comprehensive income (loss)	(3,736)	37,698	980	(35,567)	(625)
Less: Comprehensive income attributable to non-controlling interest	––	––	32	––	32
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(3,736)	$37,698	$948	$(35,567)	$(657)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$103,310	$55,215	$(37,716)	$120,809

Costs and operating expenses	14	78,937	58,535	(37,716)	99,770
Restructuring charges	––	241	336	––	577
Operating income (loss)	(14)	24,132	(3,656)	––	20,462
Other income (expense), net	(21,329)	1,429	(4,888)	––	(24,788)
Income (loss) before income taxes	(21,343)	25,561	(8,544)	––	(4,326)
Provision for income taxes	––	779	599	––	1,378
Income (loss) before equity in income (loss) of subsidiaries	(21,343)	24,782	(9,143)	––	(5,704)
Equity in income (loss) of subsidiaries	15,639	(9,143)	––	(6,496)	––
Net income (loss)	(5,704)	15,639	(9,143)	(6,496)	(5,704)
Foreign currency translation adjustments	––	––	(171)	––	(171)
Dividends from subsidiaries	––	593	––	(593)	––
Comprehensive income (loss)	(5,704)	16,232	(9,314)	(7,089)	(5,875)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(20)	––	(20)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(5,704)	$16,232	$(9,294)	$(7,089)	$(5,855)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$205,061	$108,457	$(73,797)	$239,721

Costs and operating expenses	48	159,051	114,815	(73,797)	200,117
Restructuring charges	––	527	431	––	958
Operating income (loss)	(48)	45,483	(6,789)	––	38,646
Other income (expense), net	(42,706)	1,432	(5,571)	––	(46,845)
Income (loss) before income taxes	(42,754)	46,915	(12,360)	––	(8,199)
Provision for income taxes	––	1,131	996	––	2,127
Income (loss) before equity in income (loss) of subsidiaries	(42,754)	45,784	(13,356)	––	(10,326)
Equity in income (loss) of subsidiaries	32,428	(13,356)	––	(19,072)	––
Net income (loss)	(10,326)	32,428	(13,356)	(19,072)	(10,326)
Foreign currency translation adjustments	––	––	1,149	––	1,149
Dividends from subsidiaries	––	593	––	(593)	––
Comprehensive income (loss)	(10,326)	33,021	(12,207)	(19,665)	(9,177)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(15)	––	(15)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(10,326)	$33,021	$(12,192)	$(19,665)	$(9,162)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,736)	$37,263	$(2,131)	$(35,132)	$(3,736)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	––	22,894	3,345	––	26,239
Deferred income taxes	––	––	(1,135)	––	(1,135)
Amortization of deferred financing fees and debt discount	3,533	122	––	––	3,655
Unrealized gain on interest rate swap	(2,365)	––	––	––	(2,365)
Settlement of interest rate swap	(2,318)	––	––	––	(2,318)
Stock compensation expense	––	486	––	––	486
Equity in net (income) loss of subsidiaries	(37,263)	2,131	––	35,132	––
Changes in operating assets and liabilities, net	34,151	(43,686)	2,596	––	(6,939)
Net cash provided by (used in) operating activities	(7,998)	19,210	2,675	––	13,887

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(20,368)	(2,049)	––	(22,417)
RollStream acquisition, net of cash acquired of $4	––	(1,125)	––	––	(1,125)
Net cash used in investing activities	––	(21,493)	(2,049)	––	(23,542)

Cash flows from financing activities:
Borrowings under revolving credit facility	24,000	––	––	––	24,000
Repayments under revolving credit facility	(16,000)	––	––	––	(16,000)
Payment of financing costs	(2)	––	––	––	(2)
Net cash provided by financing activities	7,998	––	––	––	7,998

Effect of exchange rate changes on cash	––	––	467	––	467

Increase (decrease) in cash and cash equivalents	––	(2,283)	1,093	––	(1,190)
Cash and cash equivalents, beginning of period	––	6,358	9,968	––	16,326

Cash and cash equivalents, end of period	$––	$4,075	$11,061	$––	$15,136

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,326)	$32,428	$(13,356)	$(19,072)	$(10,326)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	25,253	2,960	––	28,213
Deferred income taxes	––	412	255	––	667
Amortization of deferred financing fees and debt discount	3,801	––	186	––	3,987
Stock compensation expense	––	379	––	––	379
Equity in net (income) loss of subsidiaries	(32,428)	13,356	––	19,072	––
Changes in operating assets and liabilities, net	42,374	(54,629)	17,742	––	5,487
Net cash provided by operating activities	3,421	17,199	7,787	––	28,407

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(18,217)	(2,042)	––	(20,259)
Net cash used in investing activities	––	(18,217)	(2,042)	––	(20,259)

Cash flows from financing activities:
Borrowings under revolving credit facility	17,000	––	––	––	17,000
Repayments under revolving credit facility	(20,000)	––	––	––	(20,000)
Payment of financing costs	(421)	––	––	––	(421)
Net cash used in financing activities	(3,421)	––	––	––	(3,421)

Effect of exchange rate changes on cash	––	––	(713)	––	(713)

Increase (decrease) in cash and cash equivalents	––	(1,018)	5,032	––	4,014
Cash and cash equivalents, beginning of period	––	2,836	10,132	––	12,968

Cash and cash equivalents, end of period	$––	$1,818	$15,164	$––	$16,982

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In March 2011, we purchased RollStream, Inc. (“RollStream”), a software-as-a-service (“SaaS”) provider of enterprise community management solutions. The acquisition advanced our objective of simplifying the integration of global business communities for customers by combining data flows across systems, applications and people.

As a result of new investments and repositioning away from customized solutions, the majority of our revenue is generated through data integration fees and subscription services on our platform, frequently wrapped with our Managed Services capabilities. Currently, we manage approximately twelve billion electronic transactions on an annual basis across an estimated six million integration pairs, or trading partner relationships, creating a combined trading community of over 400,000 businesses. We have substantial vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive and high technology. Recently, we have seen expanded adoption of our services in the media, entertainment and insurance industries. Today, our platform links businesses across 50 countries, which we support in 15 different languages. We believe customers view our services and solutions as essential to their day-to-day supply chain operations and they typically enter into long-term contracts with us. Our recurring revenues, which are primarily attributable to transaction processing and software maintenance fees, represented approximately 85.3% and 86.0% of our total revenue for the three and six months ended June 30, 2012, respectively. Additionally, 96.0% of our top 50 customers, based on annual revenue in fiscal 2011, have been our customers for five or more years.

Factors Affecting our Business

We have various service lines, with each service line deriving revenue from three principal sources. Our service lines are:

•
Messaging Services, which comprised approximately 44.4% and 45.0% of revenues for the three and six months ended June 30, 2012, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised approximately 36.3% and 35.6% of revenues for the three and six months ended June 30, 2012, allows our customers to offload complex integration functions or outsource supply chain management activities to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised approximately 9.6% and 9.3% of revenues for the three and six months ended June 30, 2012, provides software and services that allow our customers to manage their day-to-day supply chain activities internally. The majority of our software customers also access GXS Trading Grid® to extend their ability to serve new markets or geographies;

•
Data Synchronization, which comprised approximately 6.6% and 6.9% of revenues for the three and six months ended June 30, 2012, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners. Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain; and

•
Custom Outsourcing Services, which comprised approximately 3.1% and 3.2% of revenues for the three and six months ended June 30, 2012, relates primarily to products and services which do not fit within the definitions of our other service lines. Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but to which our technical solutions and related services can provide value.

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

As a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period. Our revenues have been affected by a fluctuating U.S. dollar relative to the foreign currencies in which we transact business. The relative strengthening of the U.S. dollar during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, resulted in a $2.7 million and $3.0 million decrease in our revenues for the three and six months ended June 30, 2012, respectively, from translating revenues generated in foreign currencies into U.S. dollars.

Acquisitions

The following transactions were accounted for using the purchase method of accounting prescribed in Financial Accounting Standard (“FAS”) Codification 805 – Business Combinations. Under this standard, the assets acquired and liabilities assumed in the transactions were recorded at their fair value on the respective dates of acquisition. Revenue and operating income were affected by write-downs of deferred revenue to reflect estimated fair value. Although the adjustments to deferred revenue affected revenue and operating income in the periods immediately following the transactions, the adjustments do not have a significant continuing effect on the condensed consolidated results of operations.

Inovis International, Inc.

On June 2, 2010, we acquired Inovis, a leading provider of fully integrated B2B services and solutions that manage the flow of critical e-commerce information for global trading communities. The acquisition allowed us to continue to grow our customer base in the U.S., broaden our product offering and increase the functionality of our Managed Services offering.

The Merger was consummated for total consideration of $303.3 million, including $129.8 million in cash to retire Inovis’ outstanding debt, $104.7 million in cash to the Inovis shareholders, along with the issuance to the Inovis shareholders of common and preferred shares of a newly formed holding company (GXS Group), with a fair value of $68.8 million. This resulted in the Inovis shareholders having approximately 28.1% ownership interest in the combined Company following consummation. The fair value of the stock issued was pushed down to the Company.

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

RollStream was a SaaS provider of enterprise community management solutions. The acquisition advanced our objective of simplifying the integration of global business communities for customers by combining data flows across systems, applications and people.

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

For the three and six months ended June 30, 2012 and 2011, the breakdown of revenue by service line, along with each service line’s percentage of total revenue, appears below (in thousands of dollars, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Service Line	Amount	%	Amount	%	Amount	%	Amount	%

Messaging Services	$53,672	44.4%	$58,100	48.9%	$107,946	45.0%	$115,778	49.7%
Managed Services	43,849	36.3%	35,993	30.3%	85,395	35.6%	68,327	29.3%
B2B Software and Services	11,532	9.6%	11,748	9.9%	22,236	9.3%	22,705	9.8%
Data Synchronization	7,998	6.6%	8,327	7.0%	16,508	6.9%	16,392	7.0%
Custom Outsourcing Services	3,758	3.1%	4,647	3.9%	7,636	3.2%	9,721	4.2%

Total revenue / percentage	$120,809	100.0%	$118,815	100.0%	$239,721	100.0%	$232,923	100.0%

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

Cost of Revenues

Cost of revenues primarily consists of:

•	compensation and related allocated benefit expenses associated with our workforce engaged in service delivery, technical operations and research and development;

•	computer, network and facility operating expenses;

•	royalty payments associated with resale of third party software licenses; and

•	depreciation and amortization expense, including the amortization of our capitalized software costs, deferred implementation costs and acquired intangibles.

We defer all direct and relevant costs associated with implementation of certain long-term customer contracts to the extent such costs can be recovered through guaranteed minimum revenues. The unamortized balances of these costs as of June 30, 2012 and December 31, 2011 were $28.3 million and $26.4 million, respectively, and are recorded in either “prepaid expenses and other assets” or “other assets” in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

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

As a result of our significant international operations, the translation of our foreign costs of revenues and operating expenses into U.S. dollars impacts the comparison of our costs of revenues and operating expenses from period to period. Our costs of revenues and operating expenses have been affected by a fluctuating U.S. dollar. The relative strengthening of the U.S. dollar during the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, resulted in a decrease of $2.1 million and $2.6 million in our costs of revenues and operating expenses for the three and six months ended June 30, 2012, respectively, from translation of our expenses incurred in foreign currencies into U.S. dollars.

The following is a summary of our costs and operating expenses for the three and six months ended June 30, 2012 and 2011 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
Costs and Operating Expenses	2012	2011	2012	2011

Cost of revenues	$66,858	$63,860	$131,608	$126,489
Sales and marketing	16,530	16,124	33,680	31,583
General and administrative	16,382	16,244	34,829	34,454
Restructuring charges	577	1,418	958	1,619

Total costs and operating expenses	$100,347	$97,646	$201,075	$194,145

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

The table below reconciles our net income (loss) to Adjusted EBITDA for the periods presented (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(5,704)	$58	$(10,326)	$(3,736)

Adjustments:
Income tax expense	1,378	421	2,127	1,331
Interest expense, net	21,130	19,631	42,469	40,580
Depreciation and amortization	14,350	13,317	28,213	26,239
Stock compensation expense	182	277	379	486
Other (income) expense, net	3,658	1,059	4,376	603
Restructuring charges	577	1,418	958	1,619
Merger and acquisition fees	––	139	3	165
Integration costs (1)	––	77	––	154
Deferred income adjustment (2)	––	440	25	1,286
Management fees	1,000	1,000	2,000	2,000
Total adjustments	42,275	37,779	80,550	74,463

Adjusted EBITDA	$36,571	$37,837	$70,224	$70,727

(1)	Integration costs represented certain incremental operating expenses associated with the integration of the Inovis business.
(2)	Purchase accounting requires that deferred income of an acquired business be written-down to fair value of the underlying obligations plus associated margin at the date of acquisition.

Adjusted EBITDA for the three months ended June 30, 2012 and 2011 was $36.6 million and $37.8 million, respectively. Adjusted EBITDA for the six months ended June 30, 2012 and 2011 was $70.2 million and $70.7 million, respectively. The decreases in Adjusted EBITDA of $1.2 million (or 3.2%) and $0.5 million (or 0.7%) for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011, are driven by the decreased operating income generated (which is consistent with our planned long-term investment strategy) and the net unfavorable impact of translating foreign currencies into U.S. dollars.

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

MCV for the three and six months ended June 30, 2012 was $66.7 million and $105.3 million, respectively, which are increases of $23.2 million (or 53.2%) and $30.3 million (or 40.4%), respectively, when compared to an MCV of $43.5 million and $75.0 million for the three and six months ended June 30, 2011. The MCV increases are primarily due to the effect of Managed Services deals in North America (particularly within the Financial Services sector) and Japan.

The MCV calculations are not reflected or recorded within the condensed consolidated financial statements. MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to deferred income or revenues, as a measure of financial condition or operating performance.

Results of Operations

Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011

Revenues. Revenues increased by $2.0 million, or 1.7%, to $120.8 million for the three months ended June 30, 2012 from $118.8 million for the three months ended June 30, 2011. Revenues increased by $6.8 million, or 2.9%, to $239.7 million for the six months ended June 30, 2012 from $232.9 million for the six months ended June 30, 2011. The increases were principally due to continued growth of our Managed Services revenues, particularly in the North America, the Europe-Middle East-Africa (“EMEA”) and the Asia-Pacific (“ASPAC”) regions. These increases were partially offset by competitive pricing pressure and customer attrition in our Messaging Services revenue, the planned de-emphasis of our Custom Outsourcing Services line of business, and the unfavorable impact of translating revenues generated in foreign currencies to U.S. dollars. The relatively stronger U.S. dollar during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, resulted in $2.7 million and $3.0 million decreases in our revenues from translating revenues generated in foreign currencies into U.S. dollars, respectively. A comparison of our revenues by service line is as follows:

•
Messaging Services revenues decreased by $4.4 million, or 7.6%, to $53.7 million for the three months ended June 30, 2012 from $58.1 million for the three months ended June 30, 2011. Messaging Services revenues decreased by $7.8 million, or 6.8%, to $108.0 million for the six months ended June 30, 2012 from $115.8 million for the six months ended June 30, 2011. The decreases resulted principally from $2.6 million and $5.8 million in aggregate decreases resulting from price reductions and customer attrition for the three and six months ended June 30, 2012, respectively, along with the $1.8 million and $2.0 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective three and six month periods.

•
Managed Services revenues increased by $7.9 million, or 21.8%, to $43.9 million for the three months ended June 30, 2012 from $36.0 million for the three months ended June 30, 2011. Managed Services revenues increased by $17.1 million, or 25.0%, to $85.4 million for the six months ended June 30, 2012 from $68.3 million for the six months ended June 30, 2011. The increases were principally due to $8.4 million and $17.6 million of revenue generated by new Managed Services projects for the three and six months ended June 30, 2012, respectively, along with the $0.5 million and $0.5 million unfavorable impacts of translating revenues generated in foreign currencies into U.S. dollars for the respective three and six month periods.

•
B2B Software and Services, Data Synchronization and Custom Outsourcing Services revenues decreased in the aggregate by $1.4 million, or 5.8%, to $23.3 million for the three months ended June 30, 2012 from $24.7 million for the three months ended June 30, 2011. These same revenues decreased in the aggregate by $2.4 million, or 5.0%, to $46.4 million for the six months ended June 30, 2012 from $48.8 million for the six months ended June 30, 2011. These aggregate decreases include $0.4 million and $0.5 million of unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective three and six month periods.

Cost of revenues. Cost of revenues increased by $3.0 million, or 4.7%, to $66.9 million for the three months ended June 30, 2012 from $63.9 million for the three months ended June 30, 2011. Cost of revenues increased by $5.1 million, or 4.0%, to $131.6 million for the six months ended June 30, 2012 from $126.5 million for the six months ended June 30, 2011. The increases in cost of revenues for the three and six months ended June 30, 2012 were consistent with the overall increases in revenues and was driven by increased costs associated with the planned investments in our business including:  data center upgrades, hardware/software maintenance contracts, and enhancements to applications hosting and networking services. Cost of revenues represents 55.3% and 54.9% of revenues for the three and six months ended June 30, 2012, respectively, as compared to 53.7% and 54.3% for the three and six months ended June 30, 2011, respectively.

Sales and marketing.  Sales and marketing expenses increased by $0.4 million, or 2.5%, to $16.5 million for the three months ended June 30, 2012 from $16.1 million for the three months ended June 30, 2011. Sales and marketing expenses increased by $2.1 million, or 6.6%, to $33.7 million for the six months ended June 30, 2012 from $31.6 million for the six months ended June 30, 2011. The increases were primarily due to higher salary and benefit costs largely driven by planned increases in headcount. Sales and marketing expenses represent 13.7% and 14.0% of revenues for the three and six months ended June 30, 2012, respectively, as compared to 13.6% of revenues for both the three and six months ended June 30, 2011, respectively.

General and administrative.  General and administrative expenses increased by $0.2 million, or 0.8%, to $16.4 million for the three months ended June 30, 2012 from $16.2 million for the three months ended June 30, 2011. General and administrative expenses increased by $0.3 million, or 1.1%, to $34.8 million for the six months ended June 30, 2012 from $34.5 million for the six months ended June 30, 2011. The increases were primarily due to higher salary and benefit costs driven by:  increased headcount in the U.K., Japan and Brazil; increased bad debt provisions in the U.K. and Brazil; higher depreciation costs in Brazil resulting from their recently completed office facilities upgrade; and the unfavorable impact of translating foreign currencies into U.S. dollars. The increases were partially offset by lower audit, professional services and contractor fees. General and administrative expenses represent 13.6% and 14.5% of revenues for the three and six months ended June 30, 2012, respectively, as compared to 13.7% and 14.8% for the three and six months ended June 30, 2011, respectively.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $2.1 million and $2.6 million lower in aggregate for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011.

Restructuring charges.  Restructuring charges were $0.6 million for the three months ended June 30, 2012, compared to $1.4 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, the restructuring charges include $0.3 million of severance related costs for 10 employees and $0.3 million for facilities. For the three months ended June 30, 2011, the restructuring charges include $1.0 million of severance related costs for 44 employees and $0.4 million for facilities. Restructuring charges were $1.0 million for the six months ended June 30, 2012, compared to $1.6 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, the restructuring charges include $0.6 million of severance related costs for 16 employees and $0.4 million for facilities. For the six months ended June 30, 2011, the restructuring charges include $1.0 million of severance related costs for 49 employees and $0.6 million for facilities. We have undertaken a series of restructuring activities during the past several years which included closing or consolidating certain office facilities and terminating employees, in order to reduce expenses in response to changing business requirements. The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring activities.

Operating income. Operating income decreased by $0.7 million to $20.5 million for the three months ended June 30, 2012 compared to $21.2 million for the three months ended June 30, 2011. Operating income decreased by $0.1 million to $38.7 million for the six months ended June 30, 2012 compared to $38.8 million for the six months ended June 30, 2011. The 3.3% and 0.3% decreases in operating income for the three and six months ended June 30, 2012, respectively, are primarily attributable to the $0.6 million and $0.4 million net unfavorable impact of translating foreign currencies into U.S. dollars for the respective three and six month periods.

Interest expense, net.  Interest expense, net increased by $1.5 million to $21.1 million for the three months ended June 30, 2012 compared to $19.6 million for the three months ended June 30, 2011. Interest expense, net increased by $1.9 million to $42.5 million for the six months ended June 30, 2012 compared to $40.6 million for the six months ended June 30, 2011. The increases in interest expense, net between the respective periods are primarily attributable to the combined net effect of interest on the swap and the changes in the fair value of the interest rate swap (which was settled in April 2011 and was reflected as a component of interest expense) of $1.7 million, net and $1.8 million, net for the three and six months ended June 30, 2011, respectively.

Other income (expense), net.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions. Other income (expense), net was $3.7 million expense and $1.1 million expense for the three months ended June 30, 2012 and 2011, respectively. Other income (expense), net was $4.4 million expense and $0.6 million expense for the six months ended June 30, 2012 and 2011, respectively.

Income tax expense. Income tax expense was $1.4 million for the three months ended June 30, 2012 compared to $0.4 million for the three months ended June 30, 2011. Income tax expense was $2.1 million for the six months ended June 30, 2012 compared to $1.3 million for the six months ended June 30, 2011. The income tax expenses for the three and six months ended June 30, 2012 and 2011, respectively, are related primarily to taxes for foreign jurisdictions in which we have net taxable income.

Net income (loss).  Net income (loss) was $5.7 million net loss for the three months ended June 30, 2012 compared to $0.1 million net income for the three months ended June 30, 2011. Net income (loss) was $10.3 million net loss for the six months ended June 30, 2012 compared to a $3.7 million net loss for the six months ended June 30, 2011. The $5.8 million and $6.6 million increases in net loss for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 are principally due to increased interest expense, increased income tax expense and increased losses on foreign currency transactions between the comparative periods.

Sources and Uses of Cash

The following table is a summary of sources and uses of cash during the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011

Cash flows provided by operating activities	$28,407	$13,887
Cash flows used in investing activities	(20,259)	(23,542)
Cash flows provided by (used in) financing activities	(3,421)	7,998
Effect of exchange rate changes on cash	(713)	467
Net increase (decrease) in cash and cash equivalents	$4,014	$(1,190)
Cash and cash equivalents, end of period	$16,982	$15,136

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Net cash provided by operating activities was $28.4 million compared to $13.8 million used in operating activities for the six months ended June 30, 2012 and 2011, respectively. The increase in net cash provided by operating activities of $14.6 million was mainly attributable to improved collections of trade accounts receivable.

Net cash used in investing activities was $20.3 million for the six months ended June 30, 2012 compared to $23.5 million for the six months ended June 30, 2011. Net cash used in investing activities for the six months ended June 30, 2012 consisted of capital expenditures of $20.3 million for software and equipment primarily related to continued enhancements of our service platform. Net cash used in investing activities for the six months ended June 30, 2011 included $1.1 million for the acquisition of RollStream and capital expenditures of $22.4 million for software and equipment primarily related to continued enhancements of our service platform. Capital expenditures for each of the six months ended June 30, 2012 and 2011 included $12.1 million and $13.1 million, respectively, of labor costs capitalized for the development of internal-use software.

Net cash used in financing activities was $3.4 million for the six months ended June 30, 2012 compared to $8.0 million provided by financing activities for the six months ended June 30, 2011. Net cash used in financing activities for the six months ended June 30, 2012 was from $3.0 million in net repayments under the Revolver and $0.4 million in deferred financing costs associated with amending the Revolver. Net cash provided by financing activities for the six months ended June 30, 2011 was largely from $8.0 million in net borrowings under the Revolver.

Liquidity and Capital Resources

On December 23, 2009, we completed the refinancing of our then outstanding indebtedness by issuing $785.0 million in aggregate principal amount of senior secured notes (the “Senior Secured Notes”) with an original issue discount of $18.6 million.

The Senior Secured Notes carry an interest rate of 9.75% with interest payable on June 15 and December 15 each year. The Senior Secured Notes will mature on June 15, 2015. The optional redemption features on the Senior Secured Notes that are remaining as of June 30, 2012 are summarized as follows:

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

The Revolver also requires that we meet and maintain certain financial ratios and tests, including those described above. Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control. Our failure to comply with these covenants could result in a default under the Revolver and the Indenture governing our Senior Secured Notes. At June 30, 2012, we had an interest coverage ratio of 2.00 and a net leverage ratio of 4.94, calculated as defined in the Revolver, and we were in compliance with all financial and nonfinancial covenants.

Cash and cash equivalents were approximately $17.0 million and $13.0 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, there were no borrowings outstanding under the Revolver and at December 31, 2011, there were $3.0 million of outstanding borrowings under the Revolver. At both June 30, 2012 and December 31, 2011, approximately $11.7 million of the $50.0 million of Revolver capacity was pledged as security for certain letters of credit. Therefore, the total available cash liquidity, including cash and cash equivalents and total Revolver capacity, less outstanding borrowings and letters of credit secured by the Revolver, was approximately $55.3 million and $48.3 million at June 30, 2012 and December 31, 2011, respectively.

In May 2012, we deposited approximately $3.3 million as collateral for a bank guarantee in Brazil required in connection with a long-standing tax dispute with a municipality in Brazil. The terms of the bank guarantee require the cash collateral to remain on deposit as long as the bank guarantee is in place. We can terminate the bank guarantee at our option at any time and, therefore, have unrestricted access to the cash. However, terminating the bank guarantee would be expected to have detrimental legal and tax consequences that could prevent us from conducting business as usual in Brazil. We intend to replace the bank guarantee and related cash collateral with a letter of credit under our Revolver in the third quarter of 2012.

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

Revenue Recognition

We have various service lines, specifically including:  Messaging Services, Managed Services, B2B Software Services, Data Synchronization, and Custom Outsourcing Services. Our service lines generate revenues from three principal sources, as described in detail below. Regardless of the service line or source, we record revenues net of any taxes (e.g., sales, local, value-added) that are collected from customers and remitted to governmental authorities.

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

We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues. The unamortized balance of these deferred costs as of June 30, 2012 and December 31, 2011 was $28.2 million and $26.4 million, respectively.

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

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, which is intended to simplify how an entity is required to test goodwill for impairment under ASU 2010-28 (issued in December 2010) by allowing an entity to first assess qualitative factors (which are defined in the new guidance) to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We adopted ASU 2011-08 on January 1, 2012, as required.

As of December 31, 2011, we completed goodwill impairment testing in accordance with ASU 2010-28 (including performing the required step-two test) and determined that goodwill was not impaired. Our impairment test was based on a single operating segment and reporting unit structure. The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2011. As of June 30, 2012, we assessed the qualitative factors (as defined in ASU 2011-08) and determined that goodwill was not impaired; as it was more likely than not that the fair value of the entity was greater than the carrying amount.

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

Although much of our revenues are generated in U.S. dollars, approximately $48.4 million, or 40.1%, and $95.5 million, or 39.8%, of our total revenues for the three and six months ended June 30, 2012, respectively, were generated in non-U.S. dollar denominated currencies. Our revenues generated in non-U.S. dollar denominated currencies for the three and six months ended June 30, 2011 were $48.9 million, or 41.1%, and 95.9 million, or 41.2%, of our total revenue, respectively.

Our operating expenses are also generally denominated in U.S. dollars; however, approximately $34.6 million, or 34.4%, and $68.3 million, or 33.9%, of our total operating expenses for the three and six months ended June 30, 2012, respectively, were denominated in foreign currencies. Our operating expenses generated in foreign currencies for the three and six months ended June 30, 2011 were $32.2 million, or 33.0%, and $63.5 million or 32.7%, of our total operating expenses, respectively.

Due to the relatively stronger U.S. dollar during the three and six months ended June 30, 2012 and the fact that impact on revenues was greater than the impact on operating expenses, our operating income was unfavorably affected by $0.6 million and $0.4 million when compared to the three and six months ended June 30, 2011, respectively.

From a sensitivity analysis viewpoint, based on our financial results for the three and six months ended June 30, 2012, a hypothetical overall 10% change in the U.S. dollar from the average foreign exchange rates during the three and six months ended June 30, 2012 would have impacted our revenue and operating income by approximately $4.8 million and less than $0.1 million, respectively, for the three months ended June 30, 2012 and by approximately $9.5 million and nearly $0.1 million, respectively, for the six months ended June 30, 2012.

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

Until April 2011, we had an interest rate swap agreement with a commercial bank with a notional amount of $255.0 million. The provisions of the agreement provided that we would pay the counterparty a fixed rate of 3.86%. The counterparty would pay us a variable rate equal to the three-month LIBOR, which was 0.30% at March 31, 2011, just prior to the swap agreement’s expiration. The changes in fair value of the interest rate swap of $2.3 million and $4.7 million were recorded as a reduction to interest expense for the three and six months ended June 30, 2011. The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2.3 million having been made on that date.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

We continue to evaluate and integrate certain business processes and systems. Accordingly, certain changes have been made, and will continue to be made, to our internal controls over financial reporting. In February 2012, for example, we created and filled a Director of Finance position in Brazil.

There have been no other changes in our internal control over financial reporting during the three and six months ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also subject to income and other taxes in the U.S. and other foreign jurisdictions and are regularly under audit by tax authorities.  Although we believe our tax estimates are reasonable, the final determination of any tax audits and related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals.  In certain foreign jurisdictions, we may be required to place on deposit or provide a bank guarantee for amounts claimed by tax authorities while we challenge such amounts.  Should additional taxes be assessed as a result of an audit or following an unsuccessful challenge by us through litigation, it could have a material effect on our financial position and results of operations in the period or periods for which that determination is made.  A bank guarantee totaling approximately $3.3 million was made in May 2012 for a disputed tax matter in Brazil by our subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2.5 million as of June 30, 2012. The bank guarantee is collateralized by a deposit of cash with the issuing bank.  We intend to replace the bank guarantee with a letter of credit under our Revolver in the third quarter of 2012, which would result in a return of the cash deposit. We can terminate the bank guarantee at our option at any time and, therefore, have unrestricted access to the cash. However, terminating the bank guarantee would be expected to have detrimental legal and tax consequences that could prevent us from conducting business as usual in Brazil. We believe that the position of the Brazilian tax authorities is not consistent with the relevant facts. However, there can be no assurance that we will ultimately prevail and it is likely that the bank guarantee and supporting cash collateral, or substituted letter of credit, will remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts. While based on information available on the case and other similar matters provided by local counsel, we believe the facts support our position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any interest or penalties that may accrue.

GXS Brazil also is subject to potential tax claims by Brazilian tax authorities relating to value-added-tax (“VAT”) exposure that we identified in the course of conducting due diligence in connection with the acquisition of Interchange. We believe that VAT may have been underpaid by Interchange during the period from January 2004 to June 2006. We have recorded a reserve of approximately $1.9 million as of June 30, 2012, in respect of these claims, at the then current exchange rate (reflecting the expiration of the statute of limitations with respect to the 2004 and 2005 tax years and the consequent reversal of a previous accrual and reduction of a corresponding receivable for those years). Although the sellers of Interchange are contractually obligated to indemnify us pursuant to the stock purchase agreement executed in connection with the acquisition and we have recorded a corresponding receivable of approximately $1.9 million as of June 30, 2012, for the indemnity to offset the potential liability, additional legal action may be required to recover any potential liability under such indemnity.

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

Amendments to Employment Agreements of President and Chief Executive Officer and Certain Named Executive Officers

On August 6, 2012, the employment agreements for Robert E. Segert, President and Chief Executive Officer, and of certain other named executive officers of GXS Group and its principal subsidiaries including the Company, were amended, the material terms of which amendments are summarized below.  Mr. Segert’s agreement was amended to provide that in the event that his employment is terminated not for cause within 12 months of a change of control, he will receive as cash severance an amount equivalent to 1.5 times his annual salary, 1.5 times his annual target bonus and a pro-rata amount of his annual target bonus through the date of his termination.  In addition, Mr. Segert will receive 18 months continuation of benefits.  The employment agreements of Karl Salnoske, Executive Vice President of Service Delivery and Chief Information Officer, and George Schulze, Executive Vice President of Global Sales, were also amended to provide that in the event of termination of the executive’s employment not for cause within 12 months of a change of control, each such executive will be entitled to 12 additional months of accelerated equity vesting (including 12 additional months of vesting in the Management Incentive Plan, if applicable), and each will receive as cash severance an amount equal to his annual salary, his annual target bonus and a pro-rata amount of his target bonus through the date of his termination. In such event, Messrs. Salnoske and Schulze will each be entitled to a continuation of benefits for twelve months following the date of termination.  The foregoing summaries of the amendments to the employment agreements of Messrs. Segert, Salnoske and Schulze are qualified in their entirety by reference to each amendment, copies of which are filed as exhibits to this Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Description
*10.1	Amendment to Employment Agreement, dated as of August 6, 2012, by and between GXS, Inc. and Robert Segert.
*10.2	Amendment to Employment Agreement, dated as of August 6, 2012, by and between GXS, Inc. and Karl Salnoske.
*10.3	Amendment to Employment Agreement, dated as of August 6, 2012, by and between GXS, Inc. and George Schulze.
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	Instance Document
**101.SCH	Taxonomy Extension Schema
**101.CAL	Taxonomy Extension Calculation Linkbase
**101.DEF	Taxonomy Extension Definition Linkbase
**101.LAB	Taxonomy Extension Label Linkbase
**101.PRE	Taxonomy Extension Presentation Linkbase
__________________
*	Filed herewith

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

Dated:  August 10, 2012

GXS WORLDWIDE, INC.

By:	/s/ Robert Segert
	Name:	Robert Segert
	Title:	Director, President and Chief Executive Officer

By:	/s/ Gregg Clevenger
	Name:	Gregg Clevenger
	Title:	Executive Vice President, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
*10.1	Amendment to Employment Agreement, dated as of August 6, 2012, by and between GXS, Inc. and Robert Segert.
*10.2	Amendment to Employment Agreement, dated as of August 6, 2012, by and between GXS, Inc. and Karl Salnoske.
*10.3	Amendment to Employment Agreement, dated as of August 6, 2012, by and between GXS, Inc. and George Schulze.
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	Instance Document
**101.SCH	Taxonomy Extension Schema
**101.CAL	Taxonomy Extension Calculation Linkbase
**101.DEF	Taxonomy Extension Definition Linkbase
**101.LAB	Taxonomy Extension Label Linkbase
**101.PRE	Taxonomy Extension Presentation Linkbase
__________________
*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.