Form 10-Q
period 2012-09-30
GXS Worldwide, Inc.
filed 2012-11-13
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of November 9, 2012, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

GXS WORLDWIDE, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

PART I.     FINANCIAL INFORMATION

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,818	$12,968
Receivables, net	103,650	106,799
Prepaid expenses and other assets	27,439	28,881
Total current assets	171,907	148,648

Property and equipment, net	108,658	105,049
Goodwill	269,082	268,767
Intangible assets, net	105,642	120,483
Deferred financing costs	12,109	15,018
Other assets	20,929	23,112

Total Assets	$688,327	$681,077

Liabilities and Stockholder's Deficit
Current liabilities:
Borrowings under revolving credit facility	$––	$3,000
Trade payables	14,861	19,640
Deferred income	39,888	46,622
Accrued expenses and other current liabilities	68,366	47,369
Total current liabilities	123,115	116,631

Long-term debt	774,493	772,068
Deferred income tax liabilities	11,122	9,961
Other liabilities	51,560	46,743
Total liabilities	960,290	945,403

GXS Worldwide, Inc. stockholder's deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	429,654	429,045
Accumulated deficit	(697,950)	(687,446)
Accumulated other comprehensive loss	(3,982)	(6,208)
Total GXS Worldwide, Inc. stockholder's deficit	(272,277)	(264,608)
Non-controlling interest	314	282
Total stockholder’s deficit	(271,963)	(264,326)

Total Liabilities and Stockholder’s Deficit	$688,327	$681,077

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
 (In thousands)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011

Revenues	$121,279	$122,716	$361,000	$355,639

Costs and operating expenses:
Cost of revenues	67,201	64,394	198,809	190,883
Sales and marketing	17,117	17,049	50,797	48,632
General and administrative	15,033	15,365	49,862	49,819
Restructuring charges	402	709	1,360	2,328
Operating income	21,526	25,199	60,172	63,977

Other income (expense):
Interest expense, net	(21,093)	(21,109)	(63,562)	(61,689)
Other income (expense), net	697	(2,755)	(3,679)	(3,358)
Income (loss) before income taxes	1,130	1,335	(7,069)	(1,070)

Income tax expense	1,276	1,295	3,403	2,626
Net income (loss)	(146)	40	(10,472)	(3,696)
Less: Net income (loss) attributable to non-controlling interest	47	(35)	32	(3)

Net income (loss) attributable to GXS Worldwide, Inc.	$(193)	$75	$(10,504)	$(3,693)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(146)	$40	$(10,472)	$(3,696)
Foreign currency translation adjustments	1,077	(944)	2,226	2,167

Comprehensive income (loss)	931	(904)	(8,246)	(1,529)
Less: Comprehensive income (loss) attributable to non-controlling interest	47	(35)	32	(3)

Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$884	$(869)	$(8,278)	$(1,526)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total

Balance at December 31, 2011	$1	$429,045	$(687,446)	$(6,208)	$282	$(264,326)

Net income (loss)	––	––	(10,504)	––	32	(10,472)
Stock compensation expense	––	609	––	––	––	609
Foreign currency translation adjustments	––	––	––	2,226	––	2,226

Balance at September 30, 2012	$1	$429,654	$(697,950)	$(3,982)	$314	$(271,963)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months ended September 30,
	2012	2011
Cash flows from operations:
Net loss	$(10,472)	$(3,696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,294	40,165
Deferred income taxes	956	(726)
Amortization of deferred financing costs and debt discount	6,029	5,546
Unrealized gain on interest rate swap	––	(2,365)
Settlement of interest rate swap	––	(2,318)
Stock compensation expense	609	787
Changes in operating assets and liabilities, net of effect of business acquisitions:
(Increase) decrease in receivables	3,149	(4,974)
(Increase) decrease in prepaid expenses and other assets	3,901	(6,466)
Increase (decrease) in trade payables	(4,745)	306
Increase (decrease) in deferred income	(6,734)	320
Increase in accrued expenses and other liabilities	25,541	22,761
Other	2,302	2,837
Net cash provided by operating activities	62,830	52,177

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	(31,405)	(34,270)
Business acquisition, net of cash acquired ($4 for nine months ended September 30, 2011)	––	(1,125)
Net cash used in investing activities	(31,405)	(35,395)

Cash flows from financing activities:
Borrowings under revolving credit facility	20,000	34,000
Repayments under revolving credit facility	(23,000)	(42,000)
Payment of financing costs	(421)	(2)
Net cash used in financing activities	(3,421)	(8,002)

Effect of exchange rate changes on cash	(154)	84

Increase in cash and cash equivalents	27,850	8,864
Cash and cash equivalents, beginning of period	12,968	16,326
Cash and cash equivalents, end of period	$40,818	$25,190

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$39,144	$39,285
Cash paid for interest rate swap	$––	$4,683
Cash paid for income taxes	$2,343	$2,215

Noncash investing and financing activities:
Fair value of equity securities issued in business acquisition	$––	$420

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(1)	Business and Basis of Presentation

GXS Worldwide, Inc. and its subsidiaries (“GXS Worldwide” or the “Company”) is a leading global provider of business-to-business (“B2B”) cloud integration services and solutions that simplify and enhance business process integration, data quality and compliance, and collaboration among businesses.  The Company’s services and solutions enable customers to manage and improve mission critical supply chain functions, securely process financial transactions related to the exchange of goods and services, and automate and control other critical cross-enterprise business processes.  By utilizing these services and solutions the Company’s customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security.  Customers and their trading partners do business together via GXS Trading Grid®, a multi-tenant integration cloud platform.  The Company’s Managed Services offering compliments GXS Trading Grid® with shared processes and built-in industry expertise.  The Company is a wholly-owned subsidiary of GXS Holdings, Inc. (“GXS Holdings”), its direct parent company, and is an indirect wholly-owned subsidiary of GXS Group, Inc. (“GXS Group”), the ultimate parent company.

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

Interim results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year.  For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K, filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”) on March 19, 2012.

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

Professional Services — The Company earns professional services revenue generally pursuant to time and material contracts and in most instances revenue is recognized as the related services are provided, except when such services are associated with a new project implementation, in which case the associated revenue is deferred over the estimated customer life which approximates the initial contract term as outlined below.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

In certain arrangements, the Company sells transaction processing along with implementation and start-up services.  The implementation and start-up services typically do not have stand-alone value and, therefore, they do not qualify as separate units of accounting and are not separated.  These implementation and start-up services do not have stand-alone value outside of ongoing managed services arrangements, the services are not provided by any other vendor, the Company does not generally sell implementation and start-up services separately, and the results of such services cannot be re-sold by the Company’s customers.  Revenues related to implementation and start-up services are recognized over the estimated customer life which, based on the Company’s current estimate, approximates the term of the related transaction processing arrangement.  In some arrangements, the Company also sells professional services which do have stand-alone value and can be separated from other elements in the arrangement.  The revenue related to these services is recognized as the service is performed.

The Company also defers all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these costs as of September 30, 2012 and December 31, 2011 was $29,116 and $26,445, respectively, and are recorded in either “prepaid expenses and other assets” (see Note 4) or “other assets” (see Note 7) in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

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

The Company capitalized costs related to the development of internal-use software of $6,475 and $18,564 during the three and nine months ended September 30, 2012, respectively, and $6,305 and $19,404 during the three and nine months ended September 30, 2011, respectively.  Such amounts include capitalized interest of $291 and $640 for the three and nine months ended September 30, 2012, respectively, and $410 and $1,035 for the three and nine months ended September 30, 2011, respectively.

In accordance with FASB ASC 985-20 – Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company expenses costs incurred in the development of software sold externally or developed for license to customers until technological feasibility has been established under the working model method.  The Company does not capitalize costs since there is generally a short period of time between the date technological feasibility is achieved and the date when the product is available for general release to customers, thus any costs incurred have not been material to date.

(i)	Goodwill

As of September 30, 2012 and December 31, 2011, the Company had goodwill in the amount of $269,082 and $268,767, respectively.  The Company tests goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment.  The quantitative impairment test involves two steps.  In the first step, the Company compares the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, step two is performed to measure the impairment loss.

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

As of December 31, 2011, the Company completed goodwill impairment testing in accordance with ASU 2010-28 (including performing the required step-two test) and determined that goodwill was not impaired.  The Company’s impairment test was based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2011.  As of September 30, 2012, the Company assessed the qualitative factors (as defined in ASU 2011-08) and determined that goodwill was not impaired; as it was more likely than not that the fair value was greater than the carrying amount.

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

Accumulated other comprehensive loss was comprised of the following:

	September 30, 2012	December 31, 2011
Additional minimum pension liability	$(461)	$(461)
Foreign currency translation adjustments	(3,521)	(5,747)
Accumulated other comprehensive loss	$(3,982)	$(6,208)

(n)	Research and Development

Research and development costs are expensed as incurred.  Research and development costs are reflected within cost of revenues in the condensed consolidated results of operations for the three and nine months ended September 30, 2012 and 2011.

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

The expected effective income tax rate for the three and nine months ended September 30, 2012 and 2011 differs from the federal statutory rate of 35% principally as a result of state income taxes, differing rates in foreign jurisdictions and the effect of expected losses in the U.S. and foreign jurisdictions for which no income tax benefit has been recognized.

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

The Company’s financial instruments consist principally of cash and cash equivalents, receivables and long-term debt.  Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments.  At September 30, 2012, the Company’s long-term debt was valued at 103.50% of its face value, so the Company considered the fair value to be $812,475 at that date.  At December 31, 2011, the Company’s long-term debt was valued at 92.63% of its face value, so the Company considered the fair value to be $727,146 at that date.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

Following the Inovis Merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010 that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.  The Group LTIP, as amended in May 2012, provides for the grant of awards to acquire up to 17,500 shares of GXS Group common stock and all of the Company’s stock option awards subsequent to July 2010 are being granted through the Group LTIP.  In June 2012, the Company’s stockholders approved an amendment to the Group LTIP to lower the option exercise price from $1.26 per share to $0.81 per share on 8,944 shares previously granted.  This amendment resulted in no material changes to stock compensation expense in 2012 to date and none are expected for the remainder of the year.

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

Certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 2011 and for the three and nine months ended September 30, 2011 to conform to the presentation at September 30, 2012 and for the three and nine months then ended.

(3)	Revenues and Receivables

The Company operates as a single operating segment and provides products and services to its business customers around the world, both directly, through its foreign subsidiaries, and indirectly through resellers.

Receivables, net were comprised of the following:

	September 30, 2012	December 31, 2011
Trade accounts receivable	$101,307	$108,289
Unbilled receivables	7,261	5,434
Other receivables	8,441	7,827
Subtotal	117,009	121,550
Less: allowance for doubtful accounts	(13,359)	(14,751)
Total receivables, net	$103,650	$106,799

Unbilled receivables represent amounts earned and accrued as receivables from customers prior to the end of the period.  Unbilled receivables are expected to be billed and collected within twelve months of the respective balance sheet date.  Other receivables include various value added tax receivables and the indemnification receivable associated with the Interchange tax contingency of $1,944 and $2,116 as of September 30, 2012 and December 31, 2011, respectively.  See Note 8 for further discussion of the Interchange tax contingency.

At September 30, 2012, the Company and one of its large customers are engaged in a commercial dispute concerning certain invoices totaling approximately $2,500 presented by the Company for an on-going project for the period covering December 2010 to September 2012.  The parties are actively working to reconcile their differences but it is possible that the Company could settle the dispute by accepting less than the amount previously recognized.  However, the Company is unable to estimate the likelihood or amount of a potential loss, if any, and has not accrued for any potential exposure.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(4)	Prepaid Expenses and Other Assets

Prepaid expenses and other assets (a current asset) were comprised of the following:

	September 30, 2012	December 31, 2011
Deferred direct and relevant costs on implementations of contracts, current	$11,550	$9,085
Prepaid expenses	9,123	13,886
Deferred income tax assets, current	5,570	5,294
Other	1,196	616
Total	$27,439	$28,881

(5)	Property and Equipment

Property and equipment, net were comprised of the following:

	September 30, 2012	December 31, 2011
Computer equipment and furniture	$208,444	$200,542
Computer software	355,792	327,388
Leasehold improvements	18,357	17,533
Gross property and equipment	582,593	545,463
Less: accumulated depreciation and amortization	(473,935)	(440,414)
Property and equipment, net	$108,658	$105,049

Depreciation and amortization expense related to property and equipment was $9,256 and $27,555 for the three and nine months ended September 30, 2012, respectively, and $8,696 and $24,143 for the three and nine months ended September 30, 2011, respectively.

(6)	Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the nine months ended September 30, 2012:

Balance as of December 31, 2011	$268,767
Foreign currency translation	315
Balance as of September 30, 2012	$269,082

Other acquired intangible assets were comprised of the following:

September 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$220,652	$(132,899)	$87,753
Product technology	18,507	(4,866)	13,641
Trade names and trademarks	4,368	(2,027)	2,341
Other acquired intangible assets	3,306	(2,963)	343
Subtotal	246,833	(142,755)	104,078
Non-amortizable intangible assets:
Trade names and trademarks	1,564	––	1,564
Total	$248,397	$(142,755)	$105,642

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,001	$(120,944)	$100,057
Product technology	18,445	(3,273)	15,172
Trade names and trademarks	4,368	(1,372)	2,996
Other acquired intangible assets	3,428	(2,833)	595
Subtotal	247,242	(128,422)	118,820
Non-amortizable intangible assets:
Trade names and trademarks	1,663	––	1,663
Total	$248,905	$(128,422)	$120,483

The gross carrying amounts of certain intangible assets are impacted by certain balances being denominated in foreign currencies.  These balances are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.

Intangible assets, except for those with an indefinite life, are amortized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed or on a straight-line basis.  Amortization expense related to intangible assets was $4,825 and $14,739 for the three and nine months ended September 30, 2012, respectively, and $5,230 and $16,022 for the three and nine months ended September 30, 2011, respectively.

(7)	Other Assets

Other assets (a non-current asset) were comprised of the following:

	September 30, 2012	December 31, 2011
Deferred direct and relevant costs on implementations of long-term contracts, net	$17,566	$17,360
Refundable deposits	1,913	2,709
Other	1,450	3,043
Total	$20,929	$23,112

(8)	Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities were comprised of the following:

	September 30, 2012	December 31, 2011
Accrued interest	$22,544	$3,499
Employee compensation and benefits	21,667	18,577
Other non-income taxes accrued	8,918	10,496
Restructuring	2,773	3,394
Estimated Interchange pre-acquisition tax contingency	1,944	2,116
Other	10,520	9,287
Total	$68,366	$47,369

When the Company’s wholly owned subsidiary in Brazil GXS Tecnologia da Informação (Brasil) Ltda., performed due diligence associated with its 2008 acquisition of Interchange Serviços S.A. (“Interchange”), it identified a pre-acquisition tax contingency for which the sellers have provided a full indemnification and which the Company believes can be enforced and recovered if needed.  The Company originally accrued an estimated liability of $11,278 upon acquisition and recorded an equal amount as a receivable from the seller, which was classified as an “other receivable” within receivables, net.  The amount of the accrued liability and corresponding indemnification receivable are adjusted each period to reflect the current exchange rates and the periodic expiration of the statute of limitations with respect to certain tax years within the contingency.  As of September 30, 2012 and December 31, 2011, the remaining estimated liability and corresponding indemnification receivable were $1,944 and $2,116, respectively, and continue to be reflected in both “accrued expenses and other current liabilities” and “other receivables” (see Note 3) in the condensed consolidated balance sheets.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(9)	Other Liabilities

Other liabilities (a non-current liability) were comprised of the following:

	September 30, 2012	December 31, 2011
Pension and related benefits	$20,015	$18,524
Deferred income – non-current	14,522	9,840
Deferred rent – non-current	10,722	10,520
Rebates due to stockholders of Interchange, net of discount	3,275	3,082
Restructuring – non-current	1,541	3,186
Other	1,485	1,591
Total	$51,560	$46,743

(10)	Debt

Debt was comprised of the following:

	September 30, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Revolving credit facility	$––	$––	$3,000	$3,000
Senior secured notes	785,000	812,475	785,000	727,146
Less: unamortized original issue discount	(10,507)	––	(12,932)	––
Total debt	774,493	812,475	775,068	730,146
Less: current maturities of long-term debt	––	––	(3,000)	(3,000)
Total long-term debt	$774,493	$812,475	$772,068	$727,146

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

The common stock of GXS, Inc., the Company’s only direct subsidiary, is collateral for the Company’s 9.75% Senior Secured Notes due 2015.  SEC Rule 3-16 of Regulation S-X (“Rule 3-16”) requires financial statements for each of the registrant’s affiliates whose securities constitute a substantial portion of the collateral for registered securities.  The common stock of GXS, Inc. is considered to constitute a substantial portion of the collateral for the registered notes.  Accordingly, the financial statements of GXS, Inc. would be required by Rule 3-16.  The Company does not believe the GXS, Inc. financial statements would add meaningful disclosure and has not included those financial statements herein, because they are substantially identical to the Company’s financial statements and the total assets, revenues, operating income, net income (loss) and cash flows of GXS, Inc. are expected to continue to constitute substantially all of the corresponding amounts for the Company and its subsidiaries.

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

On February 29, 2012, the Credit and Guaranty Agreement was amended as follows:  (i) the expiration date of the Revolver was extended from December 23, 2012 to March 15, 2015; (ii) the minimum interest rate “floor” associated with the “base rate” and LIBOR was eliminated; (iii) the applicable margin was reduced with respect to Eurodollar rate loans to 4.50% per annum and with respect to “base rate” loans to 3.50% per annum; (iv) the revolving commitment fee percentage was lowered to 0.50% per annum; and (v) the net leverage ratio covenant was increased to a maximum of 5.75:1 commencing with the fiscal quarter ending March 31, 2012 and for each fiscal quarter ending thereafter.  All other covenants and conditions are unchanged.  The Company paid a closing fee of $375 and professional fees of $46 in connection with this amendment which are being deferred and amortized over the new term of the agreement, along with the existing unamortized deferred costs from the original agreement.

As of September 30, 2012, the Company had outstanding letters of credit of $11,661, no outstanding borrowings, and additional available borrowings of $38,339 under the Revolver.  Any outstanding borrowings against the Revolver shall be repaid in full on March 15, 2015 and the commitments shall terminate on that date.  The Revolver requires the Company to maintain certain financial and nonfinancial covenants.  Noncompliance with any covenant specified in the Credit and Guaranty Agreement would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable.  At September 30, 2012, the Company was in compliance with all financial and non-financial covenants.

Other Information

The Company expects that cash flows from foreign operations will be required to meet its domestic debt service requirements.  There is no assurance that the foreign subsidiaries will generate sufficient cash flow or that the laws in foreign jurisdictions will not change to limit the Company’s ability to repatriate these cash flows or increase the tax burden on the collections.  However, the Company has not had, nor does it have any knowledge of, any such limitations currently, nor in the near-term that could impact its ability to meet its operating requirements over the next twelve months.

Deferred financing costs are being amortized over the life of the debt using a method that approximates the interest method. Amortization expense related to the deferred financing costs on the Senior Secured Notes and Revolver was $1,121 and $3,331 for the three and nine months ended September 30, 2012, respectively, and $1,073 and $3,172 for the three and nine months ended September 30, 2011, respectively.

(11)	Financial Instruments

Until April 2011, the Company had an interest rate swap agreement with a commercial bank with a notional amount of $255,000.    The interest rate swap agreement expired on April 26, 2011 and was settled with the commercial bank with a final payment of $2,318 having been made on that date.  The change in fair value of the interest rate swap of $4,683 for the period from January 1, 2011 until the settlement and final payment in April 2011 was recorded as a reduction to interest expense for the nine months ended September 30, 2011.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(12)	Restructuring Charges

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

During the three and nine months ended September 30, 2012, the Company recorded restructuring charges of approximately $402 and $1,360, respectively, which included charges associated with the further consolidation of office space and involuntary termination of 6 and 22 employees, respectively.

The restructuring accrual amounts recorded are net of amounts the Company expects to receive from subleasing vacated space, primarily at its previous corporate headquarters through April 2014.  The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases.  As of September 30, 2012, approximately $3,687 of the facilities restructuring obligations are associated with the Company’s previous global headquarters.  The Company relocated to its current global headquarters facility in March 2010.

The changes in the restructuring accrual for the nine months ended September 30, 2012 are as follows:

	Severance	Facilities	Total

Balance as of December 31, 2011	$488	$6,092	$6,580
Restructuring charges	890	470	1,360
Payments and other adjustments	(1,154)	(2,472)	(3,626)

Balance as of September 30, 2012	$224	$4,090	$4,314

The current portion of the above obligations totaled $2,773 and $3,394 at September 30, 2012 and December 31, 2011, respectively, and are included in “accrued expenses and other current liabilities” on the condensed consolidated balance sheets (see Note 8).  The long-term portion of the above obligations totaled $1,541 and $3,186 at September 30, 2012 and December 31, 2011, respectively, and are included in “other liabilities” on the condensed consolidated balance sheets (see Note 9).

(13)        Contingencies

The Company is subject to various legal proceedings and claims in the U.S. and other foreign jurisdictions, which arise in the ordinary course of its business, none of which management believes are likely to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

In 2006, Inovis became aware of patent infringement allegations by a third party against certain customers of one of Inovis’ software technology products.  In July 2007, Inovis filed a complaint for declaratory judgment against the third party in the U.S. District Court of Delaware, seeking a judgment and declaration that neither Inovis nor any of its customers have infringed on the patent at issue.  Inovis filed a Request for Reexamination of such patent with the U.S. Patent and Trademark Office (“the USPTO”), which was accepted in May 2008, resulting in the amendment and/or cancellation of certain of the patent claims.  In September 2009, the USPTO granted a second Request for Reexamination of the patent filed by Inovis, finding a substantial new question of patentability with respect to all claims.  In March 2010, the USPTO issued an initial ruling rejecting all of the claims in the patent, in response to which the patent holder filed amended claims.  In December 2010, the USPTO issued a final ruling cancelling certain of the patent claims and leaving only one amended claim and its dependent claims.  The litigation is currently stayed, but may resume later in 2012, or in 2013.  Although the Company believes that the third party’s patent infringement allegations are without merit, there can be no assurance that the Company will prevail in the litigation.  An amount of potential loss, if any, cannot be determined at this time.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

The Company is also subject to income and other taxes in the U.S. and other foreign jurisdictions and is regularly under audit by tax authorities.  Although the Company believes its tax estimates are reasonable, the final determination of any tax audits and related litigation or other proceedings could be materially different than that which is reflected in the Company’s tax provisions and accruals.  In certain foreign jurisdictions, the Company may be required to place on deposit or provide a bank guarantee for amounts claimed by tax authorities while it challenges such amounts.  Should additional taxes be assessed as a result of an audit or following an unsuccessful challenge by the Company through litigation, it could have a material effect on the Company’s financial position and results of operations in the period or periods for which that determination is made.  A bank guarantee totaling $3,325 was made in May 2012 for a disputed tax matter in Brazil by the Company’s subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2,500 as of September 30, 2012.  The bank guarantee is collateralized by a deposit of cash with the issuing bank.  The Company intends to replace the bank guarantee with a letter of credit under the Revolver in the near future upon negotiation of commercially acceptable terms and conditions, which would result in a return of the cash deposit.  The Company can terminate the bank guarantee at its option at any time and, therefore, have unrestricted access to the cash.  However, terminating the bank guarantee would be expected to have detrimental legal and tax consequences that could prevent it from conducting business as usual in Brazil.  The Company believes that the position of the Brazilian tax authorities is not consistent with the relevant facts.  However, there can be no assurance that the Company will ultimately prevail and it is likely that the bank guarantee and supporting cash collateral, or the substituted letter of credit, could remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts.  While based on information available on the case and other similar matters provided by local counsel, the Company believes the facts support its position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any future interest or penalties that may accrue.

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

In the third quarter of 2012, the Company was notified by the landlord of one of its leased offices (the “Guildford office”) in the United Kingdom (“U.K.”) that the landlord was objecting to the Company’s written notice (the “Notice”) given in the first quarter of 2012 to allow the Company to break the Guildford office lease in October 2012.  The lease break provision allowed the Company to cease all rights and obligations of the lease in October 2012, instead of the October 2017 scheduled lease end provided for in the lease.  The Guildford office was one of the office locations closed as further described in Note 12 – Restructuring Charges.  If the Notice is determined to be invalid, the Company would be subject to paying the facility costs of the Guildford office through October 2017.  The Company is contesting the landlord’s assertion that the break notice was invalid, and is currently assessing what legal rights it has while engaging in discussions with the landlord and ascertaining the potential for mitigating its obligations through subleasing the Guildford office.  If the Company is unsuccessful in its contention that the lease break is valid, it is possible that it could incur a loss of up to $1,000.  A loss, if any, would be recorded as a “restructuring charge”.  However, the Company has concluded that a loss is not probable at this time and has not accrued for any potential exposure.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(14)        Related Party Transactions

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

The expense accrued for in each of the three month periods ended September 30, 2012 and 2011 was $1,000 and the expense accrued for in each of the nine months periods ended September 30, 2012 and 2011 was $3,000.  As of September 30, 2012 and December 31, 2011, the Company owed an aggregate of $2,557 and $1,415, respectively, for unpaid management fees earned under the Management Agreement through those dates.  These unpaid fees are included in “accrued expenses and other current liabilities” in the condensed consolidated balance sheets as of the respective dates.

In November 2011, the Company entered into an agreement with a director of the Company to provide consulting services for operational and technology reviews and assessments, as requested by the Company.  The Company considered the director’s experience as a former chief information officer of several public companies to be invaluable in providing useful analysis and feedback.  The agreement ended on February 28, 2012; therefore, no expenses for services under this agreement were recorded during the three months ended September 30, 2012.  During the nine months ended September 30, 2012, the Company recorded $54 for services provided and expenses incurred under this agreement.

(15)        Supplemental Condensed Consolidated Financial Information

The Senior Secured Notes are guaranteed by each of the Company’s U.S. subsidiaries (the “Subsidiary Guarantors”).  The guarantees are full, unconditional and joint and several.  The Subsidiary Guarantors are each wholly-owned by the Company, either directly or indirectly.  The ability of the Company’s subsidiaries to make cash distributions and loans to the Company and its Subsidiary Guarantors is not expected to be significantly restricted.  The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company, its Subsidiary Guarantors and the Company’s non-guarantor subsidiaries.  (Also see Note 10 for further discussion of Rule 3-16 and the financial statements of GXS, Inc., the Company’s only direct subsidiary and a guarantor.)

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
September 30, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$22,300	$18,518	$––	$40,818
Receivables, net	––	58,985	44,665	––	103,650
Prepaid expenses and other assets	35	18,711	8,693	––	27,439
Advances to subsidiaries	––	626,061	86,502	(712,563)	––
Total current assets	35	726,057	158,378	(712,563)	171,907

Investments in subsidiaries	512,622	3,682	––	(516,304)	––
Property and equipment, net	––	99,890	8,768	––	108,658
Goodwill	––	242,199	26,883	––	269,082
Intangible assets, net	––	93,901	11,741	––	105,642
Deferred financing costs	12,109	––	––	––	12,109
Other noncurrent assets	––	9,767	11,162	––	20,929

Total Assets	$524,766	$1,175,496	$216,932	$(1,228,867)	$688,327

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$5	$10,175	$4,681	––	$14,861
Other current liabilities	22,545	48,985	36,724	––	108,254
Advances from affiliates	––	569,221	143,342	(712,563)	––
Total current liabilities	22,550	628,381	184,747	(712,563)	123,115

Long-term debt less current maturities	774,493	––	––	––	774,493
Other liabilities	––	34,493	28,189	––	62,682
Total liabilities	797,043	662,874	212,936	(712,563)	960,290
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(272,277)	512,622	3,682	(516,304)	(272,277)
Non-controlling interest	––	––	314	––	314
Total stockholder’s equity (deficit)	(272,277)	512,622	3,996	(516,304)	(271,963)

Total Liabilities and Stockholder’s Equity (Deficit)	$524,766	$1,175,496	$216,932	$(1,228,867)	$688,327

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$105,170	$58,458	$(40,912)	$122,716

Costs and operating expenses	62	79,285	58,373	(40,912)	96,808
Restructuring charges	––	579	130	––	709
Operating income (loss)	(62)	25,306	(45)	––	25,199
Other income (expense), net	(21,466)	2,060	(4,458)	––	(23,864)
Income (loss) before income taxes	(21,528)	27,366	(4,503)	––	1,335
Provision for income taxes	––	307	988	––	1,295
Income (loss) before equity in income (loss) of subsidiaries	(21,528)	27,059	(5,491)	––	40
Equity in income (loss) of subsidiaries	21,568	(5,491)	––	(16,077)	––
Net income (loss)	40	21,568	(5,491)	(16,077)	40
Foreign currency translation adjustments	––	––	(944)	––	(944)
Dividends from subsidiaries	––	1,784	––	(1,784)	––
Comprehensive income (loss)	40	23,352	(6,435)	(17,861)	(904)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(35)	––	(35)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$40	$23,352	$(6,400)	$(17,861)	$(869)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2011
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$297,679	$166,652	$(108,692)	$355,639

Costs and operating expenses	227	230,328	167,471	(108,692)	289,334
Restructuring charges	––	1,700	628	––	2,328
Operating income (loss)	(227)	65,651	(1,447)	––	63,977
Other income (expense), net	(62,300)	1,424	(4,171)	––	(65,047)
Income (loss) before income taxes	(62,527)	67,075	(5,618)	––	(1,070)
Provision for income taxes	––	622	2,004	––	2,626
Income (loss) before equity in income (loss) of subsidiaries	(62,527)	66,453	(7,622)	––	(3,696)
Equity in income (loss) of subsidiaries	58,831	(7,622)	––	(51,209)	––
Net income (loss)	(3,696)	58,831	(7,622)	(51,209)	(3,696)
Foreign currency translation adjustments	––	––	2,167	––	2,167
Dividends from subsidiaries	––	2,219	––	(2,219)	––
Comprehensive income (loss)	(3,696)	61,050	(5,455)	(53,428)	(1,529)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(3)	––	(3)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(3,696)	$61,050	$(5,452)	$(52,428)	$(1,526)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$101,257	$55,133	$(35,111)	$121,279

Costs and operating expenses	––	78,696	55,766	(35,111)	99,351
Restructuring charges	––	328	74	––	402
Operating income (loss)	––	22,233	(707)	––	21,526
Other income (expense), net	(21,347)	538	413	––	(20,396)
Income (loss) before income taxes	(21,347)	22,771	(294)	––	1,130
Provision for income taxes	––	659	617	––	1,276
Income (loss) before equity in income (loss) of subsidiaries	(21,347)	22,112	(911)	––	(146)
Equity in income (loss) of subsidiaries	21,201	(911)	––	(20,290)	––
Net income (loss)	(146)	21,201	(911)	(20,290)	(146)
Foreign currency translation adjustments	––	––	1,077	––	1,077
Dividends from subsidiaries	––	469	––	(469)	––
Comprehensive income (loss)	(146)	21,670	166	(20,759)	931
Less: Comprehensive income attributable to non-controlling interest	––	––	47	––	47
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(146)	$21,670	$119	$(20,759)	$884

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$306,318	$163,590	$(108,908)	$361,000

Costs and operating expenses	48	237,747	170,581	(108,908)	299,468
Restructuring charges	––	855	505	––	1,360
Operating income (loss)	(48)	67,716	(7,496)	––	60,172
Other income (expense), net	(64,053)	1,970	(5,158)	––	(67,241)
Income (loss) before income taxes	(64,101)	69,686	(12,654)	––	(7,069)
Provision for income taxes	––	1,790	1,613	––	3,403
Income (loss) before equity in income (loss) of subsidiaries	(64,101)	67,896	(14,267)	––	(10,472)
Equity in income (loss) of subsidiaries	53,629	(14,267)	––	(39,362)	––
Net income (loss)	(10,472)	53,629	(14,267)	(39,362)	(10,472)
Foreign currency translation adjustments	––	––	2,226	––	2,226
Dividends from subsidiaries	––	1,062	––	(1,062)	––
Comprehensive income (loss)	(10,472)	54,691	(12,041)	(40,424)	(8,246)
Less: Comprehensive income attributable to non-controlling interest	––	––	32	––	32
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(10,472)	$54,691	$(12,073)	$(40,424)	$(8,278)

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,472)	$53,629	$(14,267)	$(39,362)	$(10,472)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	37,589	4,705	––	42,294
Deferred income taxes	––	481	475	––	956
Amortization of deferred financing fees and debt discount	5,756	––	273	––	6,029
Stock compensation expense	––	609	––	––	609
Equity in net (income) loss of subsidiaries	(53,629)	14,267	––	39,362	––
Changes in operating assets and liabilities, net	61,766	(59,041)	20,689	––	23,414
Net cash provided by operating activities	3,421	47,534	11,875	––	62,830

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(28,070)	(3,335)	––	(31,405)
Net cash used in investing activities	––	(28,070)	(3,335)	––	(31,405)

Cash flows from financing activities:
Borrowings under revolving credit facility	20,000	––	––	––	20,000
Repayments under revolving credit facility	(23,000)	––	––	––	(23,000)
Payment of financing costs	(421)	––	––	––	(421)
Net cash used in financing activities	(3,421)	––	––	––	(3,421)

Effect of exchange rate changes on cash	––	––	(154)	––	(154)

Increase in cash and cash equivalents	––	19,464	8,386	––	27,850
Cash and cash equivalents, beginning of period	––	2,836	10,132	––	12,968

Cash and cash equivalents, end of period	$––	$22,300	$18,518	$––	$40,818

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of business-to-business (“B2B”) cloud integration services and solutions that simplify and enhance business process integration, data quality and compliance, and collaboration among businesses.  Our services and solutions enable our customers to manage and improve mission critical supply chain functions, securely process financial transactions related to the exchange of goods and services, and automate and control other critical cross-enterprise business processes.  By utilizing these services and solutions our customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security.  Our approximately 40,000 customers and their approximately 360,000 trading partners – a combined trading community of over 400,000 businesses – conduct business together via GXS Trading Grid®, our integration cloud that includes specialized capabilities for automating, assembling, monitoring, and improving multi-enterprise business processes.

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

We intend to continue to selectively pursue acquisitions of companies with complementary products and technologies to enhance our ability to provide comprehensive services and solutions to our customers and to expand our business.  Any such acquisitions could affect our results of operations for the period in which the acquisition is completed and future periods and, depending on the size of the acquisition, could affect the comparability of period-to-period results.  There can be no assurance that we will be successful in consummating future acquisitions or that we will be able to locate adequate financing or successfully integrate future acquisitions.

As a result of new investments and repositioning away from customized solutions, the majority of our revenue is generated through data integration fees and subscription services on our platform, frequently wrapped with our Managed Services capabilities.  Currently, we manage approximately twelve billion electronic transactions on an annual basis across an estimated six million integration pairs, or trading partner relationships, creating a combined trading community of over 400,000 businesses.  We have substantial vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive and high technology.  Today, we have customers in over 60 countries, which we support in 15 different languages.  We believe customers view our services and solutions as essential to their day-to-day supply chain operations and they typically enter into long-term contracts with us.  Our recurring revenues, which are primarily attributable to transaction processing and software maintenance fees, represented approximately 84.5% and 85.5% of our total revenue for the three and nine months ended September 30, 2012, respectively.  Additionally, 96.0% of our top 50 customers, based on annual revenue in fiscal 2011, have been our customers for five or more years.

Factors Affecting our Business

We have various service lines, with each service line deriving revenue from three principal sources.  Our service lines are:

•
Messaging Services, which comprised approximately 43.1% and 44.4% of revenues for the three and nine months ended September 30, 2012, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised approximately 37.2% and 36.1% of revenues for the three and nine months ended September 30, 2012, allows our customers to offload complex integration functions or outsource supply chain management activities to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised approximately 10.1% and 9.5% of revenues for the three and nine months ended September 30, 2012, provides software and services that allow our customers to manage their day-to-day supply chain activities internally.  The majority of our software customers also access GXS Trading Grid® to extend their ability to serve new markets or geographies;

•
Data Synchronization, which comprised approximately 6.5% and 6.8% of revenues for the three and nine months ended September 30, 2012, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners.  Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain; and

•
Custom Outsourcing Services, which comprised approximately 3.1% and 3.2% of revenues for the three and nine months ended September 30, 2012, relates primarily to products and services which do not fit within the definitions of our other service lines.  Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but to which our technical solutions and related services can provide value.

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

We will continue to target large and mid-sized enterprises, for which our value-add Managed Services on GXS Trading Grid® could significantly reduce costs and enable staff to offload non-core functions, as well as increase the performance of our customers’ multi-enterprise business processes, such as order-to-cash, global shipping, new customer enablement, and cash management.  We believe this approach will increase our revenues and enhance profitability over the long-term.  While Managed Services tends to have lower margins than Messaging Services, particularly as we build out our Managed Services platform and capabilities, we expect productivity enhancements, such as increased use of automation tools to implement new customers and monitor ongoing processing activities, to improve our Managed Services margins over time.

As a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period.  Our revenues have been affected by a fluctuating U.S. dollar relative to the foreign currencies in which we transact business.  The relative strengthening of the U.S. dollar during the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, resulted in a $4.2 million and $7.2 million decrease in our revenues for the three and nine months ended September 30, 2012, respectively, from translating revenues generated in foreign currencies into U.S. dollars.

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

Professional services are usually associated with new project implementation, in which case the associated professional services revenue is deferred over the estimated customer life which approximates the initial contract term.  When done under time and material contracts, revenue is recognized as the related services are provided.

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

For the three and nine months ended September 30, 2012 and 2011, the breakdown of revenue by service line, along with each service line’s percentage of total revenue, appears below (in thousands of dollars, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Service Line	Amount	%	Amount	%	Amount	%	Amount	%

Messaging Services	$52,332	43.1%	$58,725	47.9%	$160,281	44.4%	$174,541	49.1%
Managed Services	45,102	37.2%	39,313	32.0%	130,505	36.1%	107,611	30.2%
B2B Software and Services	12,191	10.1%	11,661	9.5%	34,406	9.5%	34,366	9.7%
Data Synchronization	7,916	6.5%	8,515	6.9%	24,425	6.8%	24,907	7.0%
Custom Outsourcing Services	3,738	3.1%	4,502	3.7%	11,383	3.2%	14,214	4.0%

Total revenue / percentage	$121,279	100.0%	$122,716	100.0%	$361,000	100.0%	$355,639	100.0%

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

Cost of Revenues

Cost of revenues primarily consists of:

•	compensation and related allocated benefit expenses associated with our workforce engaged in service delivery, technical operations and research and development;

•	computer, network and facility operating expenses;

•	royalty payments associated with resale of third party software licenses; and

•	depreciation and amortization expense, including the amortization of our capitalized software costs, deferred implementation costs and acquired intangibles.

We defer all direct and relevant costs associated with implementation of certain long-term customer contracts to the extent such costs can be recovered through guaranteed minimum revenues.  The unamortized balances of these costs as of September 30, 2012 and December 31, 2011 were $29.1 million and $26.4 million, respectively, and are recorded in either “prepaid expenses and other assets” or “other assets” in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

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

As a result of our significant international operations, the translation of our foreign costs of revenues and operating expenses into U.S. dollars impacts the comparison of our costs of revenues and operating expenses from period to period.  Our costs of revenues and operating expenses have been affected by a fluctuating U.S. dollar.  The relative strengthening of the U.S. dollar during the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011, resulted in a decrease of $3.1 million and $5.7 million in our costs of revenues and operating expenses for the three and nine months ended September 30, 2012, respectively, from translation of our expenses incurred in foreign currencies into U.S. dollars.

The following is a summary of our costs and operating expenses for the three and nine months ended September 30, 2012 and 2011 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
Costs and Operating Expenses	2012	2011	2012	2011

Cost of revenues	$67,201	$64,394	$198,809	$190,883
Sales and marketing	17,117	17,049	50,797	48,632
General and administrative	15,033	15,365	49,862	49,819
Restructuring charges	402	709	1,360	2,328

Total costs and operating expenses	$99,753	$97,517	$300,828	$291,662

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

The table below reconciles our net income (loss) to Adjusted EBITDA for the periods presented (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(146)	$40	$(10,472)	$(3,696)

Adjustments:
Income tax expense	1,276	1,295	3,403	2,626
Interest expense, net	21,093	21,109	63,562	61,689
Depreciation and amortization	14,081	13,926	42,294	40,165
Stock compensation expense	230	301	609	787
Other (income) expense, net	(697)	2,755	3,679	3,358
Restructuring charges	402	709	1,360	2,328
Merger and acquisition fees	––	62	3	227
Integration costs (1)	––	––	––	154
Deferred income adjustment (2)	––	67	25	1,353
Management fees	1,000	1,000	3,000	3,000
Total adjustments	37,385	41,224	117,935	115,687

Adjusted EBITDA	$37,239	$41,264	$107,463	$111,991
____________
(1)	Integration costs represented certain incremental operating expenses associated with the integration of the Inovis business.
(2)	Purchase accounting requires that deferred income of an acquired business be written-down to fair value of the underlying obligations plus associated margin at the date of acquisition.

Adjusted EBITDA for the three months ended September 30, 2012 and 2011 was $37.2 million and $41.3 million, respectively.  Adjusted EBITDA for the nine months ended September 30, 2012 and 2011 was $107.5 million and $112.0 million, respectively.  The decreases in Adjusted EBITDA of $4.1 million (or 9.8%) and $4.5 million (or 4.0%) for the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, are driven by the decreased operating income generated (which is consistent with our planned long-term investment strategy) and the net unfavorable impact of translating foreign currencies into U.S. dollars.

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

MCV for the three and nine months ended September 30, 2012 was $50.1 million and $155.4 million, respectively, which are increases of $5.4 million (or 12.1%) and $35.7 million (or 29.8%), respectively, when compared to an MCV of $44.7 million and $119.7 million for the three and nine months ended September 30, 2011.  The MCV increase for the three months ended September 30, 2012 is primarily due to the effect of both Messaging and Managed Services deals in the Europe-Middle East-Africa (“EMEA”) and Asia-Pacific (“ASPAC”) regions and Brazil.  The MCV increase for the nine months ended September 30, 2012 is primarily due to the effect of Managed Services deals in North America (specifically within the Financial Services sector), EMEA, Japan and Brazil.

The MCV calculations are not reflected or recorded within the condensed consolidated financial statements.  MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to deferred income or revenues, as a measure of financial condition or operating performance.

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Revenues.  Revenues decreased by $1.4 million, or 1.2%, to $121.3 million for the three months ended September 30, 2012 from $122.7 million for the three months ended September 30, 2011.  The decrease was principally due to the unfavorable impact of translating revenues generated in foreign currencies to U.S. dollars.  The decrease was partially offset by continued growth of our Managed Services revenues in each of our regions, with the exception of EMEA.  The relatively stronger U.S. dollar during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, resulted in a $4.2 million decrease in our revenues from translating revenues generated in foreign currencies into U.S. dollars.  A comparison of our revenues by service line is as follows:

•
Messaging Services revenues decreased by $6.4 million, or 10.9%, to $52.3 million for the three months ended September 30, 2012 from $58.7 million for the three months ended September 30, 2011.  The decrease resulted principally from $3.7 million in aggregate decreases resulting from price reductions and customer attrition for the three months ended September 30, 2012, along with the $2.7 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective three month periods.

•
Managed Services revenues increased by $5.8 million, or 14.7%, to $45.1 million for the three months ended September 30, 2012 from $39.3 million for the three months ended September 30, 2011.  The increase was principally due to $6.7 million of revenue generated by new Managed Services projects for the three months ended September 30, 2012, partially offset by the $0.9 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective three month periods.

•
B2B Software and Services, Data Synchronization and Custom Outsourcing Services revenues decreased in the aggregate by $0.8 million, or 3.4%, to nearly $23.9 million for the three months ended September 30, 2012 from $24.7 million for the three months ended September 30, 2011.  The aggregate decrease includes $0.2 million resulting from price reductions and customer attrition, along with $0.6 million of unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective three month periods.

Cost of revenues.  Cost of revenues increased by $2.8 million, or 4.4%, to $67.2 million for the three months ended September 30, 2012 from $64.4 million for the three months ended September 30, 2011.  The increase in cost of revenues for the three months ended September 30, 2012 was consistent with the overall revenue generation activities and costs associated with the planned investments in our business including:  data center upgrades, hardware/software maintenance contracts, enhancements to applications hosting and networking services, and increased travel costs associated with the Customer Support organization. Cost of revenues represents 55.4% of revenues for the three months ended September 30, 2012, as compared to 52.5% for the three months ended September 30, 2011.

Sales and marketing.  Sales and marketing expenses were essentially unchanged at $17.1 million for both of the three months periods ended September 30, 2012 and 2011.  The increases for higher salary and benefit costs plus higher sales commissions were largely driven by planned increases in headcount, but were offset by a reduction in consulting and professional services fees.  Sales and marketing expenses represent 14.1% of revenues for the three months ended September 30, 2012, as compared to 13.9% of revenues for the three months ended September 30, 2011.

General and administrative.  General and administrative expenses decreased by $0.4 million, or 2.2%, to $15.0 million for the three months ended September 30, 2012 from $15.4 million for the three months ended September 30, 2011.  The decrease was primarily due to lower consulting and professional services fees, lower benefit rate utilization in the U.S. and the impact of translating foreign currencies into U.S. dollars.  The decrease was partially offset by higher salary and benefit costs associated with increased headcount in the U.K. and increased employee relocation costs within the Customer Support organization.  General and administrative expenses represent 12.4% of revenues for the three months ended September 30, 2012, as compared to 12.5% for the three months ended September 30, 2011.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $3.1 million lower in aggregate for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Restructuring charges.  Restructuring charges were $0.4 million for the three months ended September 30, 2012, compared to $0.7 million for the three months ended September 30, 2011.  For the three months ended September 30, 2012, the restructuring charges include $0.3 million of severance related costs for six employees and $0.1 million for facilities.  For the three months ended September 30, 2011, the restructuring charges include $0.5 million of severance related costs for eight employees and $0.2 million for facilities.

Operating income.  Operating income decreased by $3.7 million to $21.5 million for the three months ended September 30, 2012 compared to $25.2 million for the three months ended September 30, 2011.  The 14.6% decrease in operating income for the three months ended September 30, 2012, is primarily attributable to the $2.8 million increase in our cost of revenues and the $1.1 million net unfavorable impact of translating foreign currencies into U.S. dollars for the respective three month periods.

Interest expense, net.  Interest expense, net decreased by $0.1 million to $21.0 million for the three months ended September 30, 2012 compared to $21.1 million for the three months ended September 30, 2011.  The decrease in interest expense, net between the respective periods is primarily attributable to lower interest costs associated with Revolver borrowings.

Other income (expense), net.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.  Other income (expense), net was $0.7 million income and $2.8 million expense for the three months ended September 30, 2012 and 2011, respectively.

Income tax expense.  Income tax expense was $1.3 million for the three months ended September 30, 2012 compared to $1.3 million for the three months ended September 30, 2011.  The income tax expenses for the three months ended September 30, 2012 and 2011, respectively, are related primarily to taxes for foreign jurisdictions in which we have net taxable income.

Net income (loss).  Net income (loss) was $0.1 million net loss for the three months ended September 30, 2012 compared to $0.1 million net income for the three months ended September 30, 2011.  The $0.2 million decrease in net income for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is principally due to the decrease in operating income, partially offset by the increased gains on foreign currency transactions between the comparative periods.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Revenues.  Revenues increased by $5.4 million, or 1.5%, to $361.0 million for the nine months ended September 30, 2012 from $355.6 million for the nine months ended September 30, 2011.  The increase was principally due to continued growth of our Managed Services revenues, particularly in the North America, EMEA and ASPAC regions.  The increase was partially offset by competitive pricing pressure and customer attrition in our Messaging Services revenue, the planned de-emphasis of our Custom Outsourcing Services line of business, and the unfavorable impact of translating revenues generated in foreign currencies to U.S. dollars.  The relatively stronger U.S. dollar during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, resulted in a $7.2 million decrease in our revenues from translating revenues generated in foreign currencies into U.S. dollars.  A comparison of our revenues by service line is as follows:

•
Messaging Services revenues decreased by $14.2 million, or 8.1%, to $160.3 million for the nine months ended September 30, 2012 from $174.5 million for the nine months ended September 30, 2011.  The decrease resulted principally from $9.7 million in aggregate decreases resulting from price reductions and customer attrition for the nine months ended September 30, 2012, along with the $4.5 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective nine month periods.

•
Managed Services revenues increased by $22.9 million, or 21.2%, to $130.5 million for the nine months ended September 30, 2012 from $107.6 million for the nine months ended September 30, 2011.  The increase was principally due to $24.3 million of revenue generated by new Managed Services projects for the nine months ended September 30, 2012, partially offset by the $1.4 million unfavorable impacts of translating revenues generated in foreign currencies into U.S. dollars for the respective nine month periods.

•
B2B Software and Services, Data Synchronization and Custom Outsourcing Services revenues decreased in the aggregate by $3.3 million, or 4.5%, to $70.2 million for the nine months ended September 30, 2012 from $73.5 million for the nine months ended September 30, 2011.  The aggregate decrease includes $2.0 million resulting from price reductions and customer attrition, along with $1.3 million of unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective nine month periods.

Cost of revenues.  Cost of revenues increased by $7.9 million, or 4.2%, to $198.8 million for the nine months ended September 30, 2012 from $190.9 million for the nine months ended September 30, 2011.  The increases in cost of revenues for the nine months ended September 30, 2012 was consistent with the overall increases in revenues and was driven by increased costs associated with the planned investments in our business including:  data center upgrades, hardware/software maintenance contracts, enhancements to applications hosting and networking services, and higher salary and benefit costs associated with increased headcount. Cost of revenues represents 55.1% of revenues for the nine months ended September 30, 2012, as compared to 53.7% for the nine months ended September 30, 2011.

Sales and marketing.  Sales and marketing expenses increased by $2.2 million, or 4.5%, to $50.8 million for the nine months ended September 30, 2012 from $48.6 million for the nine months ended September 30, 2011.  The increase was primarily due to higher salary and benefit costs along with higher sales commissions largely driven by planned increases in headcount.  Sales and marketing expenses represent 14.1% of revenues for the nine months ended September 30, 2012, as compared to 13.7% of revenues for the nine months ended September 30, 2011.

General and administrative.  General and administrative expenses increased by $0.1 million, or 0.2%, to $49.9 million for the nine months ended September 30, 2012 from $49.8 million for the nine months ended September 30, 2011.  The increase was primarily due to higher salary and benefit costs driven by:  increased headcount in the U.K., Japan and Brazil; increased bad debt provisions in the U.K. and Brazil; higher depreciation costs in Brazil resulting from their recently completed office facilities upgrade; and the unfavorable impact of translating foreign currencies into U.S. dollars.  The increase was partially offset by lower audit, professional services and contractor fees.  General and administrative expenses represent 13.8% of revenues for the nine months ended September 30, 2012, as compared to 14.0% for the nine months ended September 30, 2011.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $5.7 million lower in aggregate for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Restructuring charges.  Restructuring charges were $1.4 million for the nine months ended September 30, 2012, compared to $2.3 million for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, the restructuring charges include $0.9 million of severance related costs for 22 employees and $0.5 million for facilities.  For the nine months ended September 30, 2011, the restructuring charges include $1.5 million of severance related costs for 57 employees and $0.8 million for facilities.

Operating income.  Operating income decreased by $3.8 million to $60.2 million for the nine months ended September 30, 2012 compared to $64.0 million for the nine months ended September 30, 2011.  The 5.9% decrease in operating income for the nine months ended September 30, 2012, is primarily attributable to the $2.5 million net increase of our cost of revenues over our revenue increase and the $1.5 million net unfavorable impact of translating foreign currencies into U.S. dollars for the respective nine month periods.

Interest expense, net.  Interest expense, net increased by $1.9 million to $63.6 million for the nine months ended September 30, 2012 compared to $61.7 million for the nine months ended September 30, 2011.  The increase in interest expense, net between the respective periods is primarily attributable to the combined net effect of interest on the swap and the changes in the fair value of the interest rate swap (which was settled in April 2011 and was reflected as a component of interest expense) of $1.8 million, net for the nine months ended September 30, 2011.

Other income (expense), net.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.  Other income (expense), net was $3.7 million expense and $3.4 million expense for the nine months ended September 30, 2012 and 2011, respectively.

Income tax expense.  Income tax expense was $3.4 million for the nine months ended September 30, 2012 compared to $2.6 million for the nine months ended September 30, 2011.  The income tax expenses for the nine months ended September 30, 2012 and 2011, respectively, are related primarily to taxes for foreign jurisdictions in which we have net taxable income.

Net income (loss).  Net income (loss) was $10.5 million net loss for the nine months ended September 30, 2012 compared to a $3.7 million net loss for the nine months ended September 30, 2011.  The $6.8 million increase in net loss for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is principally due to the decrease in operating income, the increase in interest expense and the increase in income tax expense between the comparative periods.

Sources and Uses of Cash

The following table is a summary of sources and uses of cash during the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011

Cash flows provided by operating activities	$62,830	$52,177
Cash flows used in investing activities	(31,405)	(35,395)
Cash flows used in financing activities	(3,421)	(8,002)
Effect of exchange rate changes on cash	(154)	84
Net increase in cash and cash equivalents	$27,850	$8,864
Cash and cash equivalents, end of period	$40,818	$25,190

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Net cash provided by operating activities was $62.8 million compared to $52.2 million provided by operating activities for the nine months ended September 30, 2012 and 2011, respectively.  The increase in net cash provided by operating activities of $10.6 million was mainly attributable to managing trade payables and improved collections of trade accounts receivable.

Net cash used in investing activities was $31.4 million for the nine months ended September 30, 2012 compared to $35.4 million for the nine months ended September 30, 2011.  Net cash used in investing activities for the nine months ended September 30, 2012 consisted of capital expenditures of $31.4 million for software and equipment primarily related to continued enhancements of our service platform.  Net cash used in investing activities for the nine months ended September 30, 2011 included $1.1 million for the acquisition of RollStream and capital expenditures of $34.3 million for software and equipment primarily related to continued enhancements of our service platform.  Capital expenditures for the nine months ended September 30, 2012 and 2011 included $18.6 million and $19.4 million, respectively, of labor costs capitalized for the development of internal-use software.

Net cash used in financing activities was $3.4 million for the nine months ended September 30, 2012 compared to $8.0 million used in financing activities for the nine months ended September 30, 2011.  Net cash used in financing activities for the nine months ended September 30, 2012 was from $3.0 million in net repayments under the Revolver and $0.4 million in deferred financing costs associated with amending the Revolver.  Net cash used in financing activities for the nine months ended September 30, 2011 was largely from $8.0 million in net repayments under the Revolver.

Liquidity and Capital Resources

On December 23, 2009, we completed the refinancing of our then outstanding indebtedness by issuing $785.0 million in aggregate principal amount of senior secured notes (the “Senior Secured Notes”) with an original issue discount of $18.6 million.

The Senior Secured Notes carry an interest rate of 9.75% with interest payable on June 15 and December 15 each year.  The Senior Secured Notes will mature on June 15, 2015.  The optional redemption features on the Senior Secured Notes that are remaining as of September 30, 2012, are summarized as follows:

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

The Revolver also requires that we meet and maintain certain financial ratios and tests, including those described above.  Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control.  Our failure to comply with these covenants could result in a default under the Revolver and the Indenture governing our Senior Secured Notes.  At September 30, 2012, we had an interest coverage ratio of 1.93 and a net leverage ratio of 5.01, calculated as defined in the Revolver, and we were in compliance with all financial and nonfinancial covenants.

Cash and cash equivalents were approximately $40.8 million and $13.0 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, there were no borrowings outstanding under the Revolver and at December 31, 2011, there were $3.0 million of outstanding borrowings under the Revolver.  At both September 30, 2012 and December 31, 2011, approximately $11.7 million of the $50.0 million of Revolver capacity was pledged as security for certain letters of credit.  Therefore, the total available cash liquidity, including cash and cash equivalents and total Revolver capacity, less outstanding borrowings and letters of credit secured by the Revolver, was approximately $79.1 million and $48.3 million at September 30, 2012 and December 31, 2011, respectively.

In May 2012, we deposited approximately $3.3 million as collateral for a bank guarantee in Brazil required in connection with a long-standing tax dispute with a municipality in Brazil.  The terms of the bank guarantee require the cash collateral or a letter of credit to remain on deposit as long as the bank guarantee is in place.  We can terminate the bank guarantee or replace the cash collateral with a letter of credit at our option at any time and, therefore, have unrestricted access to the cash.  However, terminating the bank guarantee would be expected to have detrimental legal and tax consequences that could prevent us from conducting business as usual in Brazil.  We intend to replace the bank guarantee and related cash collateral with a letter of credit under our Revolver in the near future upon negotiation of commercially acceptable terms and conditions.

In September 2012, we received approximately $1.1 million, as trustee, from a death benefit insurance policy for a recently deceased employee.  We recorded the cash receipt along with a corresponding current liability.  We are awaiting distribution instructions from the insurance company which we anticipate receiving before the end of 2012.  While the cash is not restricted, we do not intend to use it for Company purposes at any time prior to distribution.

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

We expect that cash flows from foreign operations will be required to meet our domestic debt service requirements.  There is no assurance that the foreign subsidiaries will generate sufficient cash flow or that the laws in foreign jurisdictions will not change to limit our ability to repatriate these cash flows or increase the tax burden on the collections.  However, we have not had, nor do we have any knowledge of, any such limitations currently, nor in the near-term that could impact our ability to meet our operating requirements over the next twelve months.

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

Professional Services — We earn professional service revenue generally pursuant to time and material contracts and in most instances revenue is recognized as the related services are provided, except when such services are associated with a new project implementation, in which case the associated revenue is deferred over the estimated customer life which approximates the initial contract term as outlined below.

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

In certain arrangements, we sell transaction processing along with implementation and start-up services.  The implementation and start-up services typically do not have stand-alone value and, therefore, they do not qualify as separate units of accounting and are not separated.  These implementation and start-up services do not have stand-alone value outside of our ongoing managed services arrangements, the services are not provided by any other vendor, we do not generally sell implementation and start-up services separately, and the results of such services cannot be re-sold by our customers.  Revenues related to implementation and start-up services are recognized over the estimated customer life which, based on our current estimate, approximates the term of the related transaction processing arrangement.  In some arrangements, we also sell professional services which do have stand-alone value and can be separated from other elements in the arrangement.  The revenue related to these services is recognized as the service is performed.

We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these deferred costs as of September 30, 2012 and December 31, 2011 was $29.1 million and $26.4 million, respectively.

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

In accordance with FASB ASC 985-20 – Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, we expense costs incurred in the development of software sold externally or developed for license to customers until technological feasibility has been established under the working model method.  However, we have not capitalized costs since there is generally a short period of time between the date technological feasibility is achieved and the date when the product is available for general release to customers, thus any costs incurred have not been material to date.

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

Goodwill

We test goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment.  The quantitative impairment test involves two steps.  In the first step we compare the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, step two is performed to measure the impairment loss.

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

As of December 31, 2011, we completed goodwill impairment testing in accordance with ASU 2010-28 (including performing the required step-two test) and determined that goodwill was not impaired.  Our impairment test was based on a single operating segment and reporting unit structure.  The fair value of the reporting unit significantly exceeded the carrying value at December 31, 2011.  As of September 30, 2012, we assessed the qualitative factors (as defined in ASU 2011-08) and determined that goodwill was not impaired; as it was more likely than not that the fair value of the entity was greater than the carrying amount.

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

Although much of our revenues are generated in U.S. dollars, approximately $47.7 million, or 39.4%, and $143.2 million, or 39.7%, of our total revenues for the three and nine months ended September 30, 2012, respectively, were generated in non-U.S. dollar denominated currencies.  Our revenues generated in non-U.S. dollar denominated currencies for the three and nine months ended September 30, 2011 were $52.1 million, or 42.4%, and 148.0 million, or 41.6%, of our total revenue, respectively.

Our operating expenses are also generally denominated in U.S. dollars; however, approximately $34.1 million, or 34.2%, and $102.4 million, or 34.0%, of our total operating expenses for the three and nine months ended September 30, 2012, respectively, were denominated in foreign currencies.  Our operating expenses generated in foreign currencies for the three and nine months ended September 30, 2011 were $33.4 million, or 34.3%, and $96.9 million or 33.2%, of our total operating expenses, respectively.

Due to the relatively stronger U.S. dollar during the three and nine months ended September 30, 2012 and the fact that impact on revenues was greater than the impact on operating expenses, our operating income was unfavorably affected by $1.1 million and $1.5 million when compared to the three and nine months ended September 30, 2011, respectively.

From a sensitivity analysis viewpoint, based on our financial results for the three and nine months ended September 30, 2012, a hypothetical overall 10% change in the U.S. dollar from the average foreign exchange rates during the three and nine months ended September 30, 2012 would have impacted our revenue and operating income by approximately $4.8 million and $1.4 million, respectively, for the three months ended September 30, 2012 and by approximately $14.3 million and $4.1 million, respectively, for the nine months ended September 30, 2012.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2006, Inovis became aware of patent infringement allegations by a third party against certain customers of one of Inovis’ software technology products.  In July 2007, Inovis filed a complaint for declaratory judgment against the third party in the U.S. District Court of Delaware, seeking a judgment and declaration that neither Inovis nor any of its customers have infringed on the patent at issue.  Inovis filed a Request for Reexamination of such patent with the U.S. Patent and Trademark Office (the “USPTO”), which was accepted in May 2008, resulting in the amendment and/or cancellation of certain of the patent claims.  In September 2009, the USPTO granted a second Request for Reexamination of the patent filed by Inovis, finding a substantial new question of patentability with respect to all claims.  In March 2010, the USPTO issued an initial ruling rejecting all of the claims in the patent, in response to which the patent holder filed amended claims.  In December 2010, the USPTO issued a final ruling cancelling certain of the patent claims and leaving only one amended claim and its dependent claims.  The litigation is currently stayed, but may resume later in 2012, or in 2013.  Although we believe that the third party’s patent infringement allegations are without merit, there can be no assurance that we will prevail in the litigation.  An amount of potential loss, if any, cannot be determined at this time.

We are also subject to income and other taxes in the U.S. and other foreign jurisdictions and are regularly under audit by tax authorities.  Although we believe our tax estimates are reasonable, the final determination of any tax audits and related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals.  In certain foreign jurisdictions, we may be required to place on deposit or provide a bank guarantee for amounts claimed by tax authorities while we challenge such amounts.  Should additional taxes be assessed as a result of an audit or following an unsuccessful challenge by us through litigation, it could have a material effect on our financial position and results of operations in the period or periods for which that determination is made.  A bank guarantee totaling approximately $3.3 million was made in May 2012 for a disputed tax matter in Brazil by our subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2.5 million as of September 30, 2012.  The bank guarantee is collateralized by a deposit of cash with the issuing bank.  We intend to replace the bank guarantee with a letter of credit under our Revolver in the near future upon negotiation of commercially acceptable terms and conditions, which would result in a return of the cash deposit.  We can terminate the bank guarantee at our option at any time and, therefore, have unrestricted access to the cash.  However, terminating the bank guarantee would be expected to have detrimental legal and tax consequences that could prevent us from conducting business as usual in Brazil.  We believe that the position of the Brazilian tax authorities is not consistent with the relevant facts.  However, there can be no assurance that we will ultimately prevail and it is likely that the bank guarantee and supporting cash collateral, or substituted letter of credit, will remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts.  While based on information available on the case and other similar matters provided by local counsel, we believe the facts support our position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any interest or penalties that may accrue.

GXS Brazil also is subject to potential tax claims by Brazilian tax authorities relating to value-added-tax (“VAT”) exposure that we identified in the course of conducting due diligence in connection with the acquisition of Interchange.  We believe that VAT may have been underpaid by Interchange during the period from January 2004 to June 2006.  We have recorded a reserve of approximately $1.9 million as of September 30, 2012, in respect of these claims, at the then current exchange rate (reflecting the expiration of the statute of limitations with respect to the 2004 and 2005 tax years and the consequent reversal of a previous accrual and reduction of a corresponding receivable for those years).  Although the sellers of Interchange are contractually obligated to indemnify us pursuant to the stock purchase agreement executed in connection with the acquisition and we have recorded a corresponding receivable of approximately $1.9 million as of September 30, 2012, for the indemnity to offset the potential liability, additional legal action may be required to recover any potential liability under such indemnity.

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

In the third quarter of 2012, we were notified by the landlord of one of our leased offices (the “Guildford office”) in the U.K. that the landlord was objecting to our written notice (the “Notice”) given in the first quarter of 2012 to allow us to break the Guildford office lease in October 2012.  The lease break provision allows us to cease all rights and obligations of the lease in October 2012, instead of the October 2017 scheduled lease end provided for in the lease.  The Guildford office was one of the office locations closed as further described in Note 12 – Restructuring Charges.  If the Notice is determined to be invalid, we would be subject to paying the facility costs of the Guildford office through October 2017.  We are contesting the landlord’s assertion that the break notice was invalid, and are currently assessing what legal rights we have while engaging in discussions with the landlord and ascertaining the potential for mitigating its obligations through subleasing the Guildford office.  If we are unsuccessful in our contention that the lease break is valid, it is possible that we could incur a loss of up to $1,000.  A loss, if any, would be recorded as a “restructuring charge”.  However, we have concluded a loss is not probable at this time and have not accrued for any potential exposure.

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

Dated:  November 9, 2012

GXS WORLDWIDE, INC.

By:	/s/ Robert Segert
	Name:	Robert Segert
	Title:	Director, President and Chief Executive Officer

By:	/s/ Gregg Clevenger
	Name:	Gregg Clevenger
	Title:	Executive Vice President, Chief Financial Officerand Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	Instance Document
**101.SCH	Taxonomy Extension Schema
**101.CAL	Taxonomy Extension Calculation Linkbase
**101.DEF	Taxonomy Extension Definition Linkbase
**101.LAB	Taxonomy Extension Label Linkbase
**101.PRE	Taxonomy Extension Presentation Linkbase
____________
*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.