Form 10-K
period 2012-12-31
GXS Worldwide, Inc.
filed 2013-03-28
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of March 27, 2013, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

Documents incorporated by reference:  None.

GXS WORLDWIDE, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

In this Annual Report, all references to “our,” “us,” “we,” “the Company” and “GXS” refer to GXS Worldwide, Inc. and its subsidiaries as a consolidated entity, unless the context otherwise requires or where otherwise indicated.  All references to “Inovis” refer to Inovis International, Inc., which we acquired on June 2, 2010.  All references to “RollStream” refer to RollStream, Inc., which the Company acquired on March 28, 2011.  All references to “fiscal year 2012” or “2012” refer to the year ended December 31, 2012, all references to “fiscal year 2011” or “2011” refer to the year ended December 31, 2011.

We own or have rights to use various trademarks, trade names and service marks in conjunction with the operation of our business, including, but not limited to:  GXS Trading Grid®, GXS ActiveSM Community (formerly known as GXS RollStreamTM), GXS ActiveSM Applications, BetweenMarkets, BizLink, BizManager, BizConnect, Inovis, Inovis Catalogue, TrustedLink and, in certain foreign jurisdictions, GXS and Tradanet.

Market and industry data and forecasts, used in this Annual Report on Form 10-K, were obtained from independent industry sources.  Some data is also based on our good faith estimates.  Although we believe these third-party sources to be reliable, we have not independently verified the data obtained from these sources and we cannot assure you of the accuracy or completeness of the data.  Forecasts and other forward-looking information obtained from these sources and our estimates are subject to the same qualifications and uncertainties as the other forward-looking statements in this Annual Report on Form 10-K.  The Gartner Report described herein (the “Gartner Report”) represents data, research opinions or viewpoints published as part of a syndicated subscription service by Gartner, Inc. (“Gartner”), and are not representations of fact.  Each Gartner Report speaks as of its original publication date (and not as of the date of this Annual Report on Form 10-K) and the opinions expressed in the Gartner Report are subject to change without notice.

The common stock of GXS, Inc., GXS Worldwide, Inc.’s only direct subsidiary, is collateral for the Company’s 9.75% Senior Secured Notes due 2015 (the “Senior Secured Notes” or “notes”).  Securities and Exchange Commission (“SEC”) Rule 3-16 of Regulation S-X (“Rule 3-16”) requires financial statements for each of the registrant’s affiliates whose securities constitute a substantial portion of the collateral for registered securities.  The common stock of GXS, Inc. is considered to constitute a substantial portion of the collateral for the registered notes.  Accordingly, the financial statements of GXS, Inc. would be required by Rule 3-16.  Management does not believe the GXS, Inc. financial statements would add meaningful disclosure and has not included those financial statements herein, because they are substantially identical to the GXS Worldwide, Inc. financial statements and the total assets, revenues, operating income, net income (loss) and cash flows of GXS, Inc. are expected to continue to constitute substantially all of the corresponding amounts for GXS Worldwide, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue,” and similar expressions are used to identify forward-looking statements.  They can be affected by assumptions used or by known or unknown risks or uncertainties.  Consequently, no forward-looking statements can be guaranteed.  Actual results may vary materially.  You are cautioned not to place undue reliance on any forward-looking statements.  You should also understand that it is not possible to predict or identify all such risk factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties.  Risk factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to maintain our prices at an acceptable level;

•	increasing price, product and services competition by United States (“U.S.”) and foreign competitors, including new entrants and existing or expanded in-house information technology departments;

•	rapid technological developments and changes and our ability to introduce competitive new products and services on a timely, cost effective basis;

•	our mix of products and services;

•	customer demand for our products and services;

•	general domestic and international economic conditions and growth rates, including sluggish and recessionary economic conditions and exposure to customers in high economic risk sectors;

•	declines in the creditworthiness of our customers or their ability to pay us on a timely basis;

•	currency exchange rate fluctuations;

•	our ability to market our products and services effectively;

•	the length of life cycles for the products and services we offer;

•	our ability to protect our intellectual property rights;

•	our ability to protect against data security breaches and to protect our data centers and co-location data centers from damage;

•	technical or other problems that adversely impact the availability and quality of our products and services or otherwise adversely affect the customer experience;

•	our ability to attract and retain talent, especially in key technological areas;

•	changes in U.S. and foreign governmental laws and regulations;

•	the continued availability of financing in the amounts, at the times and on the terms required to support our future operations and our levels of indebtedness;

•	our ability to comply with existing and future loan agreements;

•	our ability to effectively implement our growth strategy;

•	the outcome of existing or future litigation;

•	our ability to negotiate acquisitions, dispositions and other transactions and to integrate assets and/or acquired companies and realize synergies successfully; and

•	higher than expected costs or expenses arising from our acquisitions.

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

Our Company

We are a leading global provider of business-to-business (“B2B”) integration solutions.  Our solutions enable our customers to effectively manage the flow of electronic transaction information with their trading partners.  We combine our global community of approximately 550,000 business partners, IT infrastructure, proprietary software-as-a-service (“SaaS”) applications and broad expertise to address the critical B2B challenges of our customers.  By utilizing our B2B integration solutions, our customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security.

B2B integration facilitates the exchange of transactions that occur between supply chain participants, such as manufacturers, retailers, distributors and financial institutions, and is central to a company’s ability to effectively collaborate with its partners.  This exchange of information is becoming increasingly complex because of the globalization of supply chains, evolving business models and technologies, changing consumer buying habits and increasing regulatory and compliance requirements.  Historically, most large organizations have managed many of their B2B integration needs in-house, which requires dedicated hardware, software and people.  As B2B challenges intensify, global enterprises are increasingly seeking an integrated, outsourced solution to better focus resources on their core competencies.

GXS Trading Grid®, our proprietary cloud-based platform, is the foundation of our B2B integration solutions.  GXS Trading Grid® consists of the IT infrastructure, proprietary applications and a global community of over 550,000 business partners that enable the secure and reliable flow of transactions between business partners.

Through GXS Trading Grid®, we provide our core B2B integration solutions, Messaging Services and Managed Services.  Messaging Services allows for the automated and reliable exchange of electronic transaction information such as purchase orders, invoices, shipment notices and other files, amongst businesses worldwide.  Managed Services provides an end-to-end fully outsourced B2B integration solution to our customers, including program implementation, operational management, customer support and a suite of value-added SaaS applications, which we refer to as GXS ActiveSM Applications.  GXS ActiveSM Applications are offered to customers across all of our service lines and enhance our customers’ visibility into, and control of, their supply chains and supporting business processes.  In addition, we have the B2B integration expertise and process experience to best serve our customers’ needs.

We have deep vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive, manufacturing and high-technology and serve a broad base of large, multinational enterprises.  As of December 31, 2012, we had over 40,000 direct-billed, active customers on our platform across 61 countries, including more than 56% of the Forbes Global 1000. The majority of our revenue is generated through transaction processing and subscription service fees from both Messaging Services and Managed Services.  Revenue from Managed Services, our fastest growing solution, grew at a three year compounded annual growth rate (“CAGR”) of 23.6% from 2009 to 2012 and represented approximately 37% of our total revenue for the year ended December 31, 2012.  We believe customers view our solutions as essential to their day-to-day supply chain operations and they typically enter into long-term contracts with us.  Our transaction processing and software maintenance fees, which are recurring in nature, represented approximately 85% of our total revenue for the year ended December 31, 2012.  Additionally, approximately 92% of our top 50 customers, based on annual revenue in fiscal 2012, have been our customers for five or more years.

Our Opportunity

B2B integration is the exchange of transactions that occurs between supply chain participants, such as manufacturers, retailers, distributors and financial institutions, and it includes the network, software and people and processes that facilitate this exchange.  Being able to exchange information with business partners is central to a company’s ability to build and manufacture products and deliver services with speed and quality, coordinate timely logistics and shipping activity, ensure accurate terms and payment, and better serve customers.  Businesses using B2B integration derive significant benefits including gaining end-to-end supply chain visibility, eliminating excess inventory, tracking global shipments, optimizing the launch of new products, understanding customer purchasing trends and managing payments and cash flow. The chart below highlights the key components of B2B integration.

At its most basic level, a company that needs to send B2B transaction information from its internal system, such as an Enterprise Resource Planning (“ERP”) system or Warehouse Management System (“WMS”), to a business partner’s internal system, has to take into account several different factors before it can transmit that information.  These include internal system differences, multiple transaction formats and standards, multiple communication protocols and a wide spectrum of security and encryption standards:

•
Internal system differences: A company and its business partners may both have different internal ERP systems – or even different versions of the same systems – and the company will have to convert the transaction information from its internal system into a format that can be received and understood by its business partners’ internal systems.

•
Multiple B2B transaction formats and industry standards: There is a vast array of B2B transaction standards, including ANSI X.12 EDI, EDIFACT, RosettaNet and OAG XML, that can be used.  Companies usually must conform to the format preferred by their customer.  As a result, it is very common to find that multinational companies use multiple different formats to exchange information with their business partners.

•
Multiple communications protocols: There is a wide variety of communication methods available for B2B transmission, such as MQ, AS2, FTP, and X-400, on which the company and its business partners would need to conform.

•
Security and encryption: There is a spectrum of network and application security standards which may be adopted, and the company and its business partners would be required to agree on a common approach to ensure interoperability.

As a result of these factors, companies are often required to install software behind their firewalls that allow them to convert transaction information into the selected standards and map their data formats into those of their trading partners.  Once the company has the data in the required format, the company needs to establish a connection to its business partners.  This could be a direct connection between businesses, a connection over a value-added B2B network such as through Messaging Services or another method such as a web portal connection over the Internet.  Companies often utilize Value-Added Networks (“VAN”) for their connectivity given its reliability, security, scalability and cost benefits.

Given the challenges and evolving dynamics in the marketplace, there are several trends driving growth in B2B integration.  These trends include the following:

Growing Complexity of Business Processes.  Business processes are growing increasingly complex because of a paradigm shift in business models caused by the following factors:

•
Globalization of supply chains: Companies are expanding their operations, supply chains and trading partner relationships globally in order to target additional customers and also to exploit trends in off-shoring, outsourcing and contract manufacturing.  As a result, businesses have to deal with a variety of languages, regulations and compliance requirements, and also be able to support their infrastructure across all the time zones in which they or their business partners operate.

•
Digitization of business processes: The migration from paper-based to digitized business processes continues at a rapid pace, propelled by reduced costs and enhanced operating efficiency.  This has led to a proliferation of both structured and unstructured electronic data that is often unique to a particular business and its supply chain and trading partners.  Furthermore, there are a variety of global, industry-specific and regionally defined standards which govern the ability of companies to exchange information electronically with their trading partners.

•
Changes in technology: There is a migration of technology infrastructure from legacy infrastructure to a more open, Internet-based infrastructure, which creates new challenges, such as the need for businesses to adhere to different security and encryption standards.

•
Changing consumer buying habits: As consumers purchase more goods online and demand more customization and personalization of products, businesses need to change their processes to be responsive to these changing consumer buying habits.  Businesses are transitioning from inventory-in-hand models to inventory-on-demand models in order to supply products and services in a more dynamic manner, decreasing working capital without affecting delivery time and quality.

•
Increased regulatory, security and compliance requirements: Businesses have to comply with increasing regulatory, security and compliance requirements such as those put in place by governments and standards-setting organizations including tax, international trade and financial regulations.

The growing complexity of business processes is leading to a significant increase in the number of global external partners that companies need to integrate with, including customers, suppliers, logistics carriers, distributors, financial institutions, governments and other supply chain participants. This complexity for sending transaction information from a single system at the business to a single system at one partner grows exponentially as businesses need to send and receive transaction information from and to many different systems, with thousands of global business partners, across various data and security standards, protocols and connections around the world.

Acceptance of SaaS and Cloud-based Delivery Models.  Historically, most large organizations have managed many of their B2B integration services in-house.  However, keeping up with the increasing complexity of business processes requires a substantial amount of dedicated B2B integration resources, such as IT infrastructure, software and dedicated employees.  The evolution of SaaS and cloud-based delivery models, as evidenced by the success of Salesforce.com, Amazon Web Services, Workday and Google Docs, has increased the acceptance of these models by corporate IT

organizations.   This has led to greater outsourcing of B2B integration processes to vendors who can deploy their solutions through SaaS and cloud-based delivery models.  This outsourcing can create significant benefits, including access to new technology and features, lower total cost of ownership, accelerated time to market, improved customer satisfaction, and enhanced reliability and security.

Importance of Real-Time Information and Analytics.  As digitization of business processes increases, the large volume of data produced by organizations is growing exponentially. According to a 2011 IBM report, 2.5 quintillion bytes of data are created every day, and 90 percent of the data in the world as of the date of the report had been created only in the prior two years. Businesses are beginning to realize the importance of accessing and analyzing these data on a real-time basis in order to gain valuable insights into their processes to improve efficiency, enhance quality and manage costs.  According to Gartner, 34% of data in corporate ERP systems originates outside the enterprise with business partners from customers, suppliers, logistics providers and financial institutions.  As a result, a robust B2B technology platform capable of supporting complex integration with business partners is required to support real time information and analytics.  As business process complexity increases and multi-tier supply chains become more prevalent, the difficulty of gaining access to these data increases and the importance of a dedicated and scalable B2B technology platform grows substantially.

We believe the above trends are driving significant growth in the B2B integration services industry and increasing demand for our solutions.  Gartner describes the B2B integration services industry as the multi-enterprise B2B market which is defined as a combination of B2B software and services that companies use to perform multi-enterprise integration with external business partners.  Gartner estimates the multi-enterprise/B2B infrastructure market, which includes global B2B Messaging Services, B2B Managed Services and B2B Gateway Software, to be $3.5 billion in 2012.  Between 2012 and 2016, Gartner expects the multi-enterprise/B2B infrastructure market will grow at a 9.3% CAGR to $5.0 billion.  Over the same period, B2B Managed Services is expected to grow from $1.5 billion to $2.6 billion, a 14.0% CAGR.  The following chart illustrates the market opportunity and growth characteristics of the B2B integration opportunity, as defined by Gartner.

Source: Gartner “Competitive Landscape: Integration Brokerage” by Fabrizio Biscotti, Benoit J. Lheureux, Paolo Malinverno, November 26, 2012.

We believe that the market opportunity as defined by Gartner only measures the current spending by businesses on external B2B solutions and that there is significant incremental opportunity from outsourcing of the existing in-house B2B spend.  Based upon our interaction with customers, we estimate that large enterprises (those with more than $1 billion of annual revenue) spend an average of at least $5 million to $10 million per year on in-house B2B solutions, including spending on IT infrastructure, software and people.  Hoovers estimates that there are currently over 6,500 businesses globally with more than $1 billion in revenue, which we believe implies a significant global market opportunity for outsourced B2B integration services.

Our Capabilities

Our core B2B integration capabilities help our customers effectively manage the flow of electronic information with their trading partners, addressing the critical B2B challenges that global enterprises face every day.  We combine GXS Trading Grid®, SaaS applications and people and processes to offer an integrated value proposition to our customers.  We use our capabilities to tailor solutions to specific customer needs to drive high levels of reliability and scalability at lower overall total cost of ownership.  We enable our customers to respond quickly and effectively to changes in their business model, gain insights into and maintain control of their mission-critical business processes and broaden the reach of their supply chain and business partner relationships.

GXS Trading Grid®.  The key capability that underlies our solutions is GXS Trading Grid®, our proprietary cloud-based platform that connects over 550,000 business partners and processes billions of transactions.  GXS Trading Grid® has specialized capabilities for automating, assembling, monitoring and improving mission-critical multi-enterprise business processes.  Our platform today is a leading cloud computing infrastructure that supports continuous real-time information flows, while delivering low unit costs, enhanced scalability and high platform availability.  In addition, GXS Trading Grid® is based on a multi-tenant, service-oriented architecture, which is highly scalable and allows us to add incremental volumes and customers at low marginal costs. Embedded in GXS Trading Grid®, our B2B gateway applications serve as the core engine of our service delivery platform.  These applications provide communications protocols and data translation technology that enable transactions to flow seamlessly through our network.  Our B2B gateway applications are sophisticated and offer several advanced features such as data visibility and monitoring as well as business partner on-boarding components that are valued by our customers.  We believe GXS Trading Grid® is the industry standard in terms of size and breadth of capability and continues to grow as we add new customers and their trading partners.

Software-as-a-Service.  Our SaaS applications offer our customers enhanced visibility and control of their supply chains and supporting business processes.  These services, branded “GXS ActiveSM Applications,” are available on GXS Trading Grid®.  Our GXS ActiveSM Applications utilize data from GXS Trading Grid® to provide information and insights into the customer’s supply chain that they are not able to typically get from their internal systems.  GXS ActiveSM Applications support core business processes such as procure to pay, order to cash, logistics management, electronic invoicing and compliance, and data quality across a wide range of vertical industries and geographic territories.  There are currently over 150,000 business partners utilizing our GXS ActiveSM Applications suite around the world.

People and Processes.  We believe that our people are the leading experts in B2B integration and their knowledge of technology and region- and industry-specific standards, customs, regulations and business practices allows our customers to quickly automate new processes, enter new regional markets and improve business performance.  We use a proprietary framework for process management and have invested in the development of “world-class” business processes, procedures and tools that enable our employees to actively monitor, react to and solve complex B2B challenges.  We leverage a global delivery platform to dynamically flex capacity to support trading partner on-boarding, data mapping, and customer support services cost efficiently.  We also provide program and project management services, B2B integration consulting and dedicated support solutions to our customers around the world.

Our Core Solutions

Our core B2B integration solutions, Messaging Services and Managed Services, are delivered through GXS Trading Grid®.  Together, Messaging and Managed Services represented over 80% of our total revenue for the year ended December 31, 2012.

Messaging Services. Messaging Services includes the secure, reliable exchange of structured business documents, such as purchase orders, invoices and shipment notices, from one business to another, primarily over the Internet.  Businesses are provided one or more unique addresses to send and retrieve documents and files.  A database is maintained that stores relationships between businesses, referred to as integration pairs or trading partner relationships.  These relationships enable messages to flow securely between businesses.  Customers use GXS Messaging Services to achieve benefits in security, improve utilization in networking resources, and gain independence in operating their internal systems.  Messaging Services offers an alternative to customers who seek to avoid having business partners accessing their behind the firewall internal systems as well as avoid costly IT infrastructure investments needed to scale in parallel with the number of business partner connections.  Messaging Services also offer customers an ability to operate their B2B activities on a schedule that does not have to synchronize with that of their business partners. Our Messaging Services solution achieved $214.6 million in total revenue for the year ending December 31, 2012.

Managed Services.   Within the multi-enterprise integration market, the fastest growing segment is B2B managed services.  Businesses use B2B managed services to extend or enhance a multi-enterprise business process or to outsource the management of a B2B process.  A B2B program includes all of the hardware, software and people required to support a company’s business partners electronically, including customers, suppliers, shipment carriers and banks.  GXS Managed Services offer an alternative delivery model designed for companies that may be struggling to achieve returns from B2B integration software investments or are unable to handle the considerable tasks associated with managing worldwide B2B programs.  In our model, there is no need for our customers to purchase or manage B2B integration software, hardware or people.  Instead, companies leverage GXS Trading Grid® by outsourcing the management of the underlying server hardware, storage platforms and B2B translation technology.  Through this model, companies are able to achieve their B2B integration goals faster and at a lower cost than through in-house and software-based approaches.  For example, in early 2013, Stanford University’s Global Supply Chain Management Forum determined that when our customers consider the overall value of B2B managed services, 96% of those surveyed indicated that these services increased the value of their B2B integration program. We have over 600 Managed Services customers today and in 2012, our Managed Services solution achieved $179.4 million in total revenue, growing at a CAGR of 23.6% in the last three years through 2012.

Our Growth Strategy

Our vision is to connect the world as the leading B2B integration services company.  We intend to achieve our vision by delivering an unparalleled customer experience supported by our innovative cloud-based solutions and our talented employees.  Our strategy to extend our leadership position focuses on the following:

Capitalize on Strong Demand for Managed Services.  We believe the opportunity to extend an existing B2B process or to outsource a B2B process is the fastest growing opportunity in our industry, driven in large part by the need for customers to effectively manage the increasing complexity and cost of their global supply chains and improve their ability to serve customers.  We intend to continue increasing our Managed Services solutions by leveraging our substantial global footprint and process domain knowledge to provide an integrated, outsourced solution at lower cost, with high quality and increased scalability.  We estimate that we have a small percentage of the overall B2B spend of our existing 600 Managed Services customers and, as a result, we are well-positioned to increase our share of their B2B spend by expanding our relationship with them to encompass additional geographies, business units and business processes.  In addition, we believe we have a significant opportunity to introduce Managed Services solutions to the approximately 5,900 businesses with over

$1 billion in revenue not currently using our Managed Services.  To capture this opportunity, we have invested in additional sales and marketing resources to focus on new customer acquisition as well as to further penetrate our existing customers.

 Cross-sell Our GXS ActiveSM Applications. We intend to cross-sell our GXS ActiveSM Applications solutions across our Messaging Services and Managed Services customers.  The penetration of these applications amongst our global customer base is nascent, and we believe that there is significant opportunity to increase this penetration as a part of our sales strategy. Given the breadth of our GXS ActiveSM Applications portfolio across several business processes, we believe there is a strong opportunity to sell into new parts of the business including procurement, supply chain, accounting, treasury, and transportation & logistics. We believe increased adoption of our GXS ActiveSM Applications will enhance the value we provide our customers and allow us to build longer term relationships over time.

Expand Our GXS ActiveSM Applications.  We intend to develop new GXS ActiveSM Applications and enhance the features in our existing GXS ActiveSM Applications in order to deliver more data and insights to our customers.  We believe that the large amount of data that we manage for our customers related to their business transactions and process flows can be leveraged to provide business analytics tools and dashboards.  We intend to continue developing our capabilities to aggregate, report and analyze data for our customers, in order to offer future value-added services that will help our customers better understand and manage their supply chain.  We believe developing these tools will increase the attractiveness of our solutions for customers, and will provide us with a significant competitive advantage.

Invest in Our Platform. We will continue to invest in our platform to improve the speed, flexibility and capabilities of GXS Trading Grid®.  Key investments in these areas include increasing the number of customer-facing resources we have in our professional and support services groups, investing in data center and technology upgrades and standardizing and making architectural platform enhancements to GXS Trading Grid®.  We believe the outcome of these investments will be to increase our customer satisfaction and loyalty, lower operating costs, and create new revenue-generating opportunities through an improved ability to allow our customers to mix and match solutions.  The enhanced architecture will also enable us to effectively monitor, analyze and report on the billions of transactions passing through GXS Trading Grid® .

Selectively Pursue Strategic Acquisitions. We intend to grow the scope and scale of our business by selectively pursuing acquisitions of companies with complementary products and technologies.  Our strategy focuses on acquiring businesses that will increase the number of customers in new or existing geographic territories and industry verticals.  We will also look for opportunities to enhance and extend the value of our GXS ActiveSM Applications portfolio by acquiring new technologies and capabilities that can be delivered through GXS Trading Grid®.  We believe we have developed an internal competency regarding post-acquisition integration that allows us to achieve significant operating leverage when combining with businesses that we acquire.

Our Products and Services

Messaging Services.  Messaging Services provide for the automated and reliable exchange of business documents such as purchase orders, invoices, shipment notices and other files, amongst businesses worldwide.  Our Messaging Services solution allows customers to transmit and receive information to their business partners on GXS Trading Grid®, which has a community of over 550,000 business partners.  Our Messaging Services include the following:

•
Diverse Protocols and Standards Support: Customers can access our network through the Internet, a private IP network, or third-party VANs.  The network supports a vast array of contemporary B2B standards such as XML (e.g.  RosettaNet, ebXML, etc.), ANSI X12, EDIFACT, TRADACOMS and binary files.  In addition, we support a wide number of communication methods including AS2, AS3, SFTP, FTPS, HTTPS (web browser access), VPN, FTP Push, OFTP, local dial PPP, dial PPP 800 service, bisync and frame relay.

•	High Performance and Availability: Our Messaging Services run on a high availability platform ensuring a reliable service for our customers and their trading community.
•
Data Security: Our infrastructure ensures confidentiality and availability of data by providing integrity at every level including Internet or private network security, application backup protection and trading partner validation.

•
Automated Process Management: Rules-based services enable customers to automate steps in their business processes, such as document delivery options, exception alerts, acknowledgment services and automated document routing.

We charge our Messaging Services customers a fee for sending and receiving messages on our network.  The majority of our Messaging Services revenue is billed against minimum monthly commitments pursuant to contracts with terms of between one and four years.   In addition, Messaging Services customers who also are using a GXS ActiveSM Application will typically sign a multi-year subscription agreement for access to, and usage of, that application platform.

Managed Services.  Through our cloud-based Managed Services solution, our comprehensive B2B outsourcing service, we perform all day-to-day management of the hosted cloud infrastructures, including systems health monitoring, data backup, network management, systems administration, database management, application support and disaster recovery.  In a typical Managed Services implementation, our customers leverage GXS Trading Grid® and we identify, on-board, and test transactions flows with both our customers and their trading partners.  We also manage all data mapping and translation tasks, perform change management and issue resolution with any trading community, and proactively troubleshoot and reprocess documents, if necessary, through GXS Trading Grid®.  Our Managed Services solution includes the following services:

•
Mapping & Translation: B2B implementations require deep capabilities and expertise in ERP and internal systems integration in order to enable accurate informational flows and trading community collaboration.  We manage all integration data-mapping and translation tasks, perform change management and issue resolution with business partners, and process critical production map changes on-demand.  These mapping and translation services enable our customers to achieve proven cost, quality, and performance advantages over in-house approaches.

•
Visibility & Dashboards: We offer a comprehensive suite of SaaS products for end-to-end visibility into the lifecycle of all B2B transactions.  Features include transaction monitoring, tracking, error alerting, usage reporting and root cause analysis.  In addition, our customers can receive timely and accurate transaction status alerts and monitor in-flight transactions for ensuring data quality and compliance.

•
Business Partner On-Boarding: We provide an industry-leading combination of experienced B2B implementation professionals and robust community on-boarding tools to rapidly on-board business partners – regardless of size, internal systems complexity or geographic diversity – to ensure full participation amongst our customer’s trading communities.

•
Program Management: Our experienced specialists work with our customers to ensure B2B program implementation success.  We also provide day-to-day project management activities ranging from oversight of all production activities, including status reports and resource orchestration, to help manage change request activity and production incidents.

•
Error Resolution: We deliver comprehensive and proactive error resolution management of B2B programs, including comprehensive global customer and trading community support.  We offer support services in 12 languages worldwide, including transaction and systems health monitoring, exception management and incident management.

Additionally, our Managed Services customers can elect to utilize one of our GXS ActiveSM Applications which layer additional value-added services onto their supply chain activities, such as data compliance, process control and document visibility.  These services are built on GXS Trading Grid®.  Examples of these Active Applications include GXS ActiveSM Invoice with Compliance, GXS ActiveSM Logistics, GXS ActiveSM Orders and GXS ActiveSM Community.

We charge our Managed Services customers a fee for sending and receiving messages on our network, as well as for access to and usage of value-added services and on-going B2B program management and support.   We typically sign multi-year long-term contracts with our customers for our Managed Services solution.  The majority of our Managed Service revenue is billed against minimum monthly commitments pursuant to contracts with terms of between three and five years. We currently have over 600 customers in our Managed Services service line, over 400 of whom were added in the last four years.

B2B Software and Services.  Our B2B Software and Services solutions allow customers to deploy B2B integration gateways on their premises.  Our B2B gateway software allows businesses to connect their internal systems and processes to their partners through an external network, such as our GXS Trading Grid®.  Our software portfolio features specialized B2B integration gateways, managed file transfer, and high-performance and desktop EDI translators.  Our B2B gateways are specifically designed for the unique needs of multi-enterprise B2B data flows, supporting any-to-any mapping and data translation.  Additionally, our software portfolio includes Managed File Transfer (“MFT”) software designed exclusively for secure and reliable file exchange of very large files, such as document images or marketing collateral, with business partners worldwide.

We typically charge our customers a one-time license fee for our software as well as an ongoing maintenance fee.

Data Synchronization.  Our data synchronization technologies enable the exchange of product and price information between the suppliers of consumer products and the retailers that sell them.  Product information typically consists of brand, description, price, promotion, packaging, weight, tax and regulatory data for each global trade item number (“GTIN”).  Our services allow our customers to deploy data pools and electronic catalogue services, which provide a network to exchange information amongst their supply chain using a “publish and subscribe” model and thereby allow them to synchronize their supply chains onto a “single version of the truth” with respect to product or item information.

We typically charge our customers for access fees to our data synchronization catalogue services, as well as data transmission fees for sending and receiving messages to these catalogues across our network.

Custom Outsourcing Services. Custom Outsourcing Services allows our customers to outsource activities not directly related to supply chain activities but for which our outsourcing capabilities and expertise can provide greater value to our customers than they could otherwise realize by managing these applications themselves. This service line, which has been de-emphasized over the past several years, consists of applications developed to address specific customer business process challenges.  Custom Outsourcing Services are delivered on a hosted basis for which we charge recurring subscription fees for access to and usage of these applications.

Our Customers

We provide our products and services to a large customer base across a number of different industries.  We serve a combined trading community of over 550,000 business partners and have over 40,000 direct-billed, active customers on our platform across 61 countries.  Our customers include approximately two-thirds of the Fortune 500 companies and over 56% of the Forbes Global 1000 companies.  These customers range in size from small businesses to multinational corporations.  We serve customers in a broad range of industries including retail, consumer products, financial services, automotive, manufacturing and high-technology.

Our customer base is well diversified, with our largest customer representing only 4% of our total revenues in 2012, and with the top ten and top fifty customers accounting for approximately 15% and 30% of our total revenues, respectively.  The customer base is also well diversified across geographies with approximately 60% of our total 2012 revenues generated in North America; approximately 20% in Europe, Middle East and Africa (“EMEA”); approximately 11% in Asia Pacific (“ASPAC”); and approximately 9% in South America.

Sales and Marketing

We primarily market our solutions through our global direct sales force, which is organized along three lines:  industry, geography and major account coverage.  Our direct sales teams concentrate on developing new customers within a particular industry and region, as well as increasing the utilization and penetration of existing trading communities.  Our direct sales teams are supported by a team of technical sales and marketing support personnel who assist in the sales process as needed.  We also have resellers of our products and services in selected geographies and serving selected industry segments.

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

Our Data Infrastructure

We currently operate, or co-locate in, data centers around the world through which we have developed capacity planning, engineering, implementation and disaster recovery policies.  These data centers service customers on a regional and global basis and house our data processing infrastructure.  We believe our data processing infrastructure is sufficient to effectively meet demand for the foreseeable future and to increase capacity as needed, and we have made, and will continue to make, significant investments in upgrading our data center locations and technology footprint.

Our data processing infrastructure is supported by well-trained operations professionals and strict procedures and guidelines for running mission-critical applications.  These include: (1) a 24x7 global operations center located in Brook Park, Ohio to monitor operations, predict changes, and adjust configurations as required; (2) a 24x7 global customer support organization to provide communication and problem resolution; and (3) our certified operating environments and security policies (e.g., Statement on Standards for Attestation Engagements (“SSAE”) No. 16 certification).

Our telecommunications infrastructure is a high-speed digital network that connects us to our customers and facilitates the transport of multiple protocols via private lines and the Internet.  We partner with a number of top tier telecommunications services providers for global network infrastructure and connectivity, and continually seek opportunities to enhance these relationships to improve our ability to respond to changing business needs and to lower our telecommunications and network infrastructure costs.

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

In the U.S., we own 14 issued patents, 11 registered trademarks and approximately 100 registered copyrights.  We also own a number of registered foreign trademarks and service marks.

While we do not believe that any one single patent, trademark, copyright or license is material to the success of our business as a whole, in the aggregate, these patents, trademarks, copyrights and licenses are material to our business.

Our Competition

We compete with numerous companies both nationally and internationally.  Our competitors generally include:

•
Internal Information Technology Departments: We believe our most significant competitors are the in-house IT departments within our larger customers that attempt to “build it themselves” rather than engage with a third-party provider.  We  believe that the depth and breadth of our experience in B2B integration allows us to offer a faster, more attractive alternative to internally developed solutions which delivers higher quality at a lower cost to our customers.

•
Multi-enterprise B2B Providers: Companies such as IBM, SAP, Liaison Technologies, E2Open, OpenText and SPS Commerce provide solutions in the B2B integration space.  Given our scale and segment leadership position, we believe these integration providers lack the supply chain focus or business process expertise that we are able to provide through GXS Trading Grid®.

•
On-Premise Software Vendors or ERP Providers: We believe companies such as IBM, Axway and Seeburger offer B2B functionality and/or ERP extensions that provide features similar to our products, but with less functionality than our Managed Services solution.  We believe our solutions complement and improve the performance of on-premise software solutions, and our customers often find our cloud-based alternatives more attractive than behind-the-firewall software which involves significant internal resources and lengthy implementation cycles.

•
Large Systems Integrators: Companies such as Accenture, HP/EDS, CSC and Hitachi offer end-to-end IT project outsourcing and development which occasionally involves B2B or supply chain functionality.  Given our singular focus and expertise on B2B integration, we believe we are an attractive, ready-to-serve alternative to systems integrators attempting to build a custom solution from the ground up that may provide limited B2B functionality compared to our Managed Services solution.  In fact, we are often engaged on a sub-contracted basis by large systems integrators to provide our standard suite of B2B services to meet an end-customer’s B2B integration needs.

Our Employees

As of December 31, 2012, we had 2,802 full-time employees.  These employees consisted of:

•	2,242 technical personnel engaged in maintaining or developing our services and solutions or performing related services;

•	224 administrative, finance and management personnel; and

•	336 corporate strategy, marketing, sales and sales support personnel.

As of December 31, 2012, there were 1,098 employees located in the U.S., and the remaining 1,704 employees were in various other locations around the world, including:  838 in the Philippines; 235 in India; 191 in Brazil; and 189 in the United Kingdom (“U.K.”).  We also had 208 full-time contractors, mostly in technical roles.  None of our U.S. employees are represented by a labor union.  We have not experienced any work stoppages and consider our employee relations to be good.

Our Corporate Structure

Our corporate structure can be summarized as follows:

________________
1.
Direct foreign subsidiaries of GXS, Inc. include foreign entities that were subsidiaries of Inovis International, Inc. (“Inovis”) prior to the merger with Inovis (the “Inovis Merger”), which became wholly owned subsidiaries of GXS, Inc. following the Merger.  GXS, Inc. is a 100.0% shareholder of the majority of its direct and indirect foreign subsidiaries with the primary exceptions of GXS, Inc. (Korea) (85.0%) and EC1 Pte Ltd. (Singapore) (81.0%).

Percentages are based on outstanding common stock as of December 31, 2012.  Francisco Partners and its co-investors indirectly own approximately 68.1% of our outstanding common stock and Golden Gate Capital (and its affiliates) and Cerberus Partners (and its affiliates), private equity firms and the principal investors in Inovis prior to the Merger, each indirectly own approximately 11.8% of our outstanding common stock.

One member of our board of directors is appointed by, and is a partner of, Golden Gate Capital and one member is appointed by, and is a partner of, Cerberus Partners.  The remaining seven board members are appointed by Francisco Partners, including Robert Segert, our current President and Chief Executive Officer.  At December 31, 2012, one of the Francisco Partners’ board seats is vacant.

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

Risk Factors Related to our Business

We have historically incurred substantial losses and we cannot guarantee that we will become profitable in the future.

We have incurred substantial losses since our acquisition by Francisco Partners and its co-investors in September 2002, primarily as a result of interest expense related to our indebtedness.  As a result, we had a total accumulated deficit of approximately $277.4 million as of December 31, 2012.  We may continue to incur losses and we cannot guarantee that we will report net income in the future.

Companies’ decisions to reduce expenditures on information technology may reduce demand for our products and services and cause our revenue to decline.

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

The markets for our products and services are increasingly global and competitive.  As a result, we encounter intense competition in all parts of our business.  We expect competition to increase in the future both from existing competitors and new companies that may enter our markets.  In addition, we experience competition from in-house information technology departments when companies are determining whether to continue to outsource these services or perform them in-house.  To remain competitive, we will need to invest continuously in product development, marketing, customer service and support and our service delivery infrastructure.  However, we cannot be certain that new or established competitors or in-house information technology departments will not offer products and services that are superior to or lower in price than ours.  We may not have sufficient resources to continue to invest in all areas of product development and marketing needed to maintain our competitive position.  In addition, some of our competitors have greater name recognition, larger customer bases and greater financial, technical, sales, marketing and other resources than us, which may provide them with an advantage in developing or marketing new products and services.  Although we have historically had a high customer retention and renewal rate, there can be no guarantee that we will continue to maintain this rate of retention and renewal in the future.  In addition, in order to retain certain customers we have had to make certain pricing concessions and we expect this trend to continue.

We may need to change our pricing models to compete successfully.

The competition we face in selling our products and services, and general economic and business conditions, can put pressure on us to lower our prices.  For example, as our Messaging Services business has become more commoditized, we have experienced pressure to reduce prices or provide additional services at no incremental charge.  In addition, although many of our customers in our Managed Services business are subject to long-term contracts, they expect to share in the benefits of the decreasing cost of providing some of the services on the Managed Services platform.  This often results in additional price pressure when these contracts come up for renewal.

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

In addition, to increase our revenues and achieve and maintain profitability, we must regularly add new customers or sell additional products and services to our existing customers.  If prospective customers do not perceive our products or services to be of sufficiently high value and quality, we will not be able to attract the number and types of new customers that we are seeking or maintain our existing customers.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The industry in which we compete is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards.  Our future success will depend in significant part on our ability to anticipate industry standards and to continue to enhance existing products and services and introduce and acquire new products and services on a timely basis to keep pace with technological developments.  We expect that we will continue to incur expenses in the design, development and marketing of new products and services.  Our competitors may implement new technologies before we are able to implement them, allowing our competitors to provide more effective products and services at lower prices.

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

For our products to be competitive, we must continually update and innovate with next-generation products.  Over the last several years, the rate at which new technological developments have been introduced into the market has grown at a much more rapid pace than it had previously.  Continually updated standards for the electronic exchange of information, such as those issued by the American National Standards Institute, have required us to produce enhancements to our products and services and provide some of our value-added solutions and related software with additional functionality.  The frequency with which we must enhance our products makes it more difficult for us to recover the costs associated with product development because those costs must be recovered over increasingly shorter periods of time.  We expect this trend to continue, and it may even accelerate.  As a result, we may not be able to recover all of our product development costs, which could affect our profitability.  Any failure or delay in our product development or quality assurance process could result in our losing sales until we are able to introduce the new product.

Risks associated with the evolving use of the Internet, including changing standards,  competition, taxation, regulation and associated compliance efforts, may adversely impact our business.

The use of the Internet as a vehicle for electronic data interchange, (“EDI”), and related services currently raises numerous issues, including reliability, data security, data integrity and rapidly evolving standards.  New competitors, which may include media, software vendors and telecommunications companies, offer products and services that utilize the

Internet in competition with our products and services and may be less expensive or process transactions and data faster and more efficiently.  Internet-based commerce is subject to increasing regulation by federal, state and foreign governments, including in the areas of data privacy and breaches, and taxation.  Laws and regulations relating to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for Internet-based solutions and restricting our ability to store, process, analyze and share data through the Internet.  Taxation of services provided over the Internet and governmental restrictions on Internet usage and cloud-based services may be imposed in jurisdictions where we operate.  Although we believe that the Internet will continue to provide opportunities to expand the use of our products and services, we cannot ensure that our efforts to exploit these opportunities will be successful or that increased usage of the Internet for business integration products and services or increased competition, taxation and regulation will not adversely affect our business, results of operations and financial condition.

Our growth is dependent upon the continued development of our direct sales force.

We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new customers, particularly larger enterprises, and to maintain our existing customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New sales personnel require significant training and may, in some cases, take more than a year before becoming productive, if at all. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, sales of our products and services will suffer and our growth will be impeded.

We encounter long sales cycles, particularly with our larger customers, and seasonality in sales, which could have an adverse effect on the amount, timing and predictability of our revenue.

Our products have lengthy sales cycles, which typically extend from four to twelve months and may in some instances take longer than one year. Potential and existing customers, particularly larger enterprises, often commit significant resources to an evaluation of available products and services and require us to expend substantial time and resources in connection with our sales efforts. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold and customer requirements. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale. Many of the risks relating to sales processes are beyond our control, including:

•	our customers’ budgetary and scheduling constraints;

•	the timing of our customers’ budget cycles and approval processes;

•	our customers’ willingness to augment or replace their currently deployed software products or to outsource their B2B integration function; and

•	general economic conditions.

As a result of the lengthy and uncertain sales cycles of our products and services, it is difficult for us to predict when customers may purchase products or services from us, thereby affecting when we can recognize the associated revenue, and our results of operations may vary significantly and may be adversely affected. The length of our sales cycles makes us susceptible to having pending transactions delayed or terminated by our customers if they decide to delay or withdraw funding for IT projects. Our customers may decide to delay or withdraw funding for IT projects for various reasons, many of which are beyond our control, including global economic cycles and capital market fluctuations.

In addition, we may experience seasonality in the sales of our products and services. For instance, historically, the sales we realize in our first fiscal quarter have an aggregate value less than that of the sales we realize in our preceding fourth fiscal quarter. Seasonal variations in our sales may lead to significant fluctuations in our cash flows and deferred revenue on a quarterly basis. If we experience a delay in signing or a failure to sign a significant customer agreement in any particular quarter, then our results of operations for such quarter and for subsequent quarters may be below the expectations of securities analysts or investors, which may materially adversely affect our business.

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

Sales of our products and services outside the U.S. are significant.  For the year ended December 31, 2012, we derived approximately 40.2% of our total revenues from customers outside of the U.S.  Our ability to operate our business internationally in the future will depend upon, among other things, our ability to attract and retain talented and qualified managerial, technical and sales personnel, our ability to sell to customers outside of the U.S. and our ability to continue to manage our international operations.  International operations are subject to the risks inherent in doing business abroad, including:

•	currency exchange rate fluctuations and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	unexpected changes in laws, regulatory requirements and enforcement, including with respect to data protection and privacy, and the associated costs of compliance;

•	longer payment cycles for collecting accounts receivable;

•	potentially adverse tax consequences from operating in multiple jurisdictions;

•	potential difficulties in repatriating earnings;

•	political, social and economic instability, including inflation, recession and interest rates and discriminatory fiscal policies;

•	global and regional economic slowdowns;

•	localization of our products and services, including foreign language translation and support;

•	difficulties in staffing and managing foreign operations and other labor problems;

•	seasonal reductions in business activity;

•	multiple regulatory requirements that are subject to change and that could restrict our ability to market or sell our products and services;

•	price controls;

•	enforcement of remedies in various jurisdictions; and

•	potential difficulties in protecting intellectual property rights.

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

If the market for our services does not develop or develops more slowly than we expect, our revenue may decline or fail to grow, and we may incur additional operating losses.

Our products and services rely on the acceptance and proliferation of B2B outsourcing and cloud services, which may not be widespread or happen in a timely fashion.  Some companies may be reluctant or unwilling to use our products and services for a number of reasons, including existing investments in services and technology. For example, supply chain management functions traditionally have been performed using purchased or licensed hardware and software implemented by each company in the supply chain. Because this traditional approach often requires significant initial investments to purchase the necessary technology and to establish systems that comply with customers’ unique requirements, suppliers may be unwilling to abandon their current options for our products and services.

Other factors that may limit market acceptance of our solutions include:

•	our ability to maintain high levels of customer satisfaction;

•	our ability to maintain availability of service across all users of our products;

•	the price, performance and availability of competing products;

•	our ability to address confidentiality concerns about information stored outside of our customers’ controlled computing environments; and

•	concerns about data protection and confidentiality of data processed or stored in the United States, for customers with headquarters or operations outside of the United States.

If companies do not perceive or value the benefits of our products and services, or if companies are unwilling to accept our platform as an alternative to the traditional approach, the market for our products and services might not continue to develop or might develop more slowly than we expect, either of which would materially adversely affect our revenue and growth prospects.

Because we operate internationally, our results of operations will be affected by currency fluctuations.

Although the U.S. dollar is our reporting currency, a significant portion of our business is conducted in currencies other than the U.S. dollar, including but not limited to the Euro, British pound, Brazilian real, Japanese yen, Indian rupee, Philippine peso, and Canadian dollar.  As a result, we must translate our overseas assets, liabilities, revenues and expenses into U.S. dollars at the then-applicable exchange rates.  Approximately 40.2% of our consolidated revenue in 2012 was attributable to operations in non-U.S. dollar countries and translated into the U.S. dollar for reporting purposes.  As a consequence, period-to-period changes in the average exchange rate in a particular currency versus the U.S. dollar can significantly affect reported revenue, costs and, to a lesser degree, operating results.  In general, appreciation of the U.S. dollar relative to another currency has a negative effect on reported results of operations, while depreciation of the U.S. dollar has a positive effect, although such effects may be short term in nature.  We continually monitor our exposure to currency risk; however we have no foreign currency hedging instruments in place.  (See the section captioned “Foreign Currency Risk” within “Item 7A—Quantitative and Qualitative Disclosures about Market Risk.”)

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

We believe that proprietary products, services and technology are essential to establishing and maintaining our leadership position.  We seek to protect our intellectual property through patents, trademarks, service marks, domain names, trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements and other measures, some of which afford only limited protection.  In the U.S., we own 14 issued patents, 11 registered trademarks and approximately 100 registered copyrights.  We also own a number of registered foreign trademarks and service marks.  Our practice is to apply for patents with respect to our technology and seek trademark registration for our marks from time to time when management determines that it is competitively advantageous and cost effective for us to do so.  In that regard, we have not registered all the marks that we use, and it is possible that a third party may have registered marks that we use.

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

We may be required to defend our intellectual property rights against infringement, duplication, discovery and misappropriation by third parties or to defend against third-party claims of infringement, both directly or against our customers under indemnity provisions included in agreements under which our services and products are sold.  In some circumstances, these indemnity obligations may not be subject to monetary limitation.  Likewise, disputes may arise in the future with respect to ownership of software or technology developed by employees, consultants, advisors or collaborators who were previously employed by other companies or acquired from other companies as part of a business acquisition or merger.  Any such litigation or disputes could be costly and divert our attention from our business.  An adverse determination could subject us to significant liabilities to third parties, prevent us from providing our products or services, require us to seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative software or technology.  Some or all of these licenses may not be available to us on acceptable terms, or at all.  In addition, we may be unable to develop or license alternate software or technology at an acceptable price, or at all.  Furthermore, to the extent that we indemnify our customers for infringement claims brought as a result of their use of our products, we could incur significant expenses in defending such claims and for any resulting judgments.  Any of these events could have a material adverse effect on our business, results of operations and financial condition.

We depend on software and technology licensed to us by third parties, and the loss of this technology could delay implementation of our products or services or force us to pay higher license fees.

We depend on numerous third-party software and technology applications that we incorporate into certain of our existing products and services.  There can be no assurance that the licenses for such third-party software or technology will not be terminated, that the licenses will be available in the future on terms acceptable to us or that we will be able to license such third-party software or technology for future products and services.  In addition, we may be unable to renegotiate acceptable third-party license terms to reflect changes in our pricing models.  If a third-party license expires or is terminated, or cannot be renewed, we cannot guarantee that we will be able to replace such third-party software or technology with a license to similar software or technology on the same terms, if at all.  While we do not believe that any individual license is material to our business, changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing or to our products becoming inoperable or their performance being materially reduced, resulting in a need to incur additional development or licensing costs to ensure continued performance of our products and services.

The use of “open source” software in our products and services may expose us to additional risks and harm our intellectual property.

Our products and services sometimes utilize and incorporate software that is subject to open source licenses.  Open source software is freely accessible, usable and modifiable.  Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software.  In addition, certain open source software licenses require the user of such software to make any derivative works of the open source-code available to others on unfavorable terms or at no cost.  This can effectively render what was previously proprietary software as open source software.

While we monitor the use of all open source software in our products and services and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or service, such use could inadvertently occur.  Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products or services, we could, under certain circumstances, be required to disclose the source-code to our products or services.  This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third-party components or processes that comprise our existing or new solutions, as well as human error and third-party interference, any of which could materially adversely affect our business.

There may be defects in the hardware, software, infrastructure, third-party components or processes that are part of the services and solutions we provide.  If these defects lead to service failures, we could experience delays or lost revenues during the period required to correct the cause of the defects.  We cannot be certain that defects will not be found in any new solutions or upgraded solutions, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

Because customers use our services and solutions for critical business processes, any defect in our solutions, any disruption to our solutions, any data breaches or misappropriation of proprietary information, or any error in execution, as well as human error or intentional third-party activity such as denial of service attacks or hacking, could cause recurring revenue customers to reconsider renewing their contract with us, prevent potential customers from joining our network and harm our reputation.  Although our contracts with our customers generally limit our liability to our customers for these defects, disruptions or errors, we nonetheless have in the past, and could in the future be obligated to compensate customers for losses or expenses caused by disruptions due to defects in our products and we could be subject to litigation for actual or alleged losses to our customers’ businesses, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages.  We do not currently maintain any warranty reserves as none are deemed needed at this time.  Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention and could cause our business to suffer.

Although we believe we are adequately insured currently, the insurers under our existing liability insurance policy could deny coverage of a future claim that results from an error or defect in our technology or a resulting disruption in our solutions, or our existing liability insurance might not be adequate to cover all of the damages and other costs of such a claim.  Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all.  The successful assertion against us of one or more large claims that exceeds our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and operating results.  Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

Interruptions or delays from our data centers or from third-party data centers where we co-locate could impair the delivery of our services and our business could suffer.

We operate, or co-locate in, numerous data centers in various geographic locations around the globe to conduct our operations.  All of our solutions reside on hardware that we own or lease and operate in these locations.  Our operations depend on the protection of the equipment and information we store in these GXS and third-party data centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, denial of service attacks, hacking, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control.  Moreover, we are in the process of migrating to third-party data centers and consolidating GXS Trading Grid® onto a single multi-tenant architecture.  Each of these initiatives entails technical risks, some of which may be material.  A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, and cause us to lose recurring revenue customers or otherwise adversely affect our business.  We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

Our services are accessed by a large number of customers at the same time.  As we continue to expand the number of our customers and solutions available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service.    Customer migrations among our service platforms, including consolidating GXS Trading Grid® onto a single multi-tenant architecture and existing and new data centers may also result in service interruptions or delays.  In addition, upon our migration to new third-party data centers, the failure of third-party data centers to meet our capacity requirements could result in interruptions or delays in our solutions or impede our ability to scale our operations.  In the event that our third-party data center arrangements are terminated, or there is a lapse of service or damage to such facilities, we could experience interruptions in our solutions as well as delays and additional expense in arranging new facilities and services.  In addition, if we do not successfully migrate our customers among our service platforms and existing and new data centers, our business, results of operations and financial condition may be materially adversely affected.

We rely on third parties to provide certain services, and any failure of such third parties could materially adversely affect our business, results of operations and financial condition.

Failure of our third-party providers to provide adequate Internet, telecommunications and power services could result in significant loss of revenue.  Our operations depend upon third parties for Internet access and telecommunications services, as well as for data center co-location services.  Frequent or prolonged interruptions of these services could result in significant loss of revenues.  We have experienced outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our internal activities in the future.  These types of occurrences could also cause users to perceive our services as not functioning properly and therefore cause them to use other methods to deliver and receive information.  We have limited control over these third parties and cannot provide assurance that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms or that the quality of services that they provide will remain at the levels needed to enable us to conduct our business effectively, which could have a material adverse effect on our business, results of operations and financial condition.

Security breaches could harm our business.

A significant component of electronic data interchange is the secure processing and transmission of confidential information over telecommunications networks. In facilitating data exchange between our customers and their trading partners, we rely on encryption and authentication technology licensed from third parties and intrusion detection technologies to protect the confidentiality of our customers’ information.  We cannot assure that our efforts to protect this information will be successful, due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors.  Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  Our security measures may not prevent security breaches.  Our failure to prevent security breaches could harm our business, damage our reputation and expose us to a risk of loss or litigation, regulatory action and possible liability, each of which could affect our financial condition, results of operations and growth prospects.  We also may need to incur significant additional costs to protect against similar information security breaches in the future.   Furthermore, such security breaches could lead our existing customers and potential customers to have significant concerns about secure transmissions of confidential information which may create a significant obstacle in the general acceptance of our products and services.

Our operations are dependent on the ability to protect the data centers we utilize against damage.

Our operations are dependent upon our ability, or the ability of third-party providers, to protect our computer equipment and the information stored in our or third-party data centers against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion, denial of service attacks or hacking, computer viruses and disabling devices, natural disasters, terrorist attacks and other events.  While we have disaster recovery processes in place, we cannot provide assurance that terrorism, fire or other natural disaster, including national, regional or local telecommunications disruptions, would not result in a prolonged disruption of our network services or permanently impair some of our operations.  A prolonged service disruption or other impairment of operations could:  damage our reputation with customers; expose us to liability; cause us to lose existing customers; or increase the difficulty of attracting new customers.  We may also incur significant costs for using alternative off-site equipment or taking other actions in preparation for, or in reaction to, events that damage our data centers.

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

Developing our products, services and software is expensive and the investment in product development often does not result in a significant return.  We have made and expect to continue to make investments in software research and development and related product opportunities.  Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases.  We believe that we must continue to dedicate resources to our research and development efforts to maintain our competitive position.  However, we may not receive significant revenues from these investments.

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

Sophisticated information and billing systems are vital to our growth and ability to monitor costs, bill customers, provide services to customers and achieve operating efficiencies.  As we introduce new products and services, we are implementing new billing systems and/or upgrading existing ones.  Delays or inaccuracies in billing, our inability to implement solutions in a timely manner or our failure to implement and maintain sophisticated information and billing systems may have an adverse effect on our business, results of operations and financial condition.

We may experience fluctuations in our quarterly operating results because of various factors, including those over which we have little or no control.

Our future quarterly operating results may vary, and we may experience increased losses in one or more quarters. Fluctuations in our quarterly operating results could be the product of a variety of factors, many of which are beyond our control, including:

•	changes in the level of revenues derived from our products and services;

•	the timing of new product and service announcements by us or our competitors;

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in pricing policies by us or our competitors;

•	demand for and market acceptance of new and enhanced versions of our products and services or the products and services of our competitors;

•	the size and timing of orders;

•	changes in operating expenses;

•	currency exchange rate fluctuations;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	the impact of seasonality on our business;

•	changes in our strategy;

•	the introduction of alternative technologies;

•	the effect of acquisitions we might make;

•	the timing of the incurrence of restructuring, integration and other charges related to merger and acquisition activity; and

•	industry-specific and general economic factors.

Our planned expense levels are based, in part, on our expectations as to future revenues.  A large portion of our cost structure, however, is relatively fixed in nature and cannot be adjusted immediately in response to market conditions.  If revenue levels are below expectations, our operating results are likely to be adversely affected, unless we are willing and able to reduce our expenses proportionately.  As a result of the foregoing factors, comparisons of results of operations between particular periods are not necessarily meaningful and historical results of operations are not necessarily indicative of future performance.  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on fluctuations in operating results.

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

Our future ability to provide and expand data analytics service offerings may be adversely affected.

Our future ability to provide and expand data analytics service offerings in connection with the data on our platform may be constrained, among other things, by customer demand for such services, the capabilities of our platform and software, data privacy and confidentiality restrictions in certain customer contracts, our ability to obtain any required consents from third parties, and applicable laws and regulations.

Our growth strategy of identifying and consummating acquisitions entails significant business risks.

We have and will continue to expand our operations through future acquisitions of companies with complementary products, services and technologies.  For example:  in 2008 we acquired Interchange, a provider of EDI and related services to customers in Brazil; in 2010 we acquired and merged with Inovis, a leading provider of fully integrated B2B e-commerce services and solutions; and in 2011 we acquired RollStream, a SaaS provider of enterprise community management solutions.  Our ability to consummate and to integrate effectively any acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing on satisfactory terms, if at all.  In addition, acquisitions may expose us to certain risks, including:

•	we may pay more than the acquired company is worth;

•	we may be entering markets in which we have little or no direct prior experience; and

•	our ongoing business may be disrupted and resources and management time diverted.

In addition, acquisitions could result in the incurrence of additional debt, costs, contingent liabilities and amortization expenses related to intangible assets, all of which could have a material adverse effect on our business, results of operations, and financial condition.  We may also incur costs and divert management attention for acquisitions which are never consummated.  Integration of acquired operations may also take longer, or be more costly or disruptive to our management and business, than originally anticipated.  It is also possible that expected synergies and anticipated benefits from acquisitions may not materialize.  Our ability to implement and realize the benefits of our strategy may also be affected by a number of factors beyond our control, such as operating difficulties, increased operating costs, regulatory developments, general economic conditions, increased competition or the inability to obtain adequate financing for our operations on suitable terms.  Our failure to effectively address any of these issues and challenges could adversely affect our business, results of operations, financial condition and ability to service debt.  Acquisitions also could impair our financial position and capital needs, and could cause fluctuations in our quarterly and annual results of operations.  Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

Although we would perform a due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail or are unable to discover during our due diligence investigation and for which we, as a successor owner, may be responsible.  In connection with acquisitions, we anticipate that we would seek to minimize the impact of these types of potential liabilities by obtaining indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price.  However, these indemnities and warranties, if obtained, may not fully cover the liabilities because of their limited scope, amount or duration, the financial resources of the indemnitor or warrantor or other reasons.

We may be unable to repay, repurchase or refinance our notes at maturity.

At maturity, the entire outstanding principal amount of our notes ($785.0 million), together with accrued and unpaid interest, will become due and payable.  We may not have the funds to fulfill these obligations or the ability to refinance these obligations.  General economic conditions, including the condition of the debt markets, may also affect our ability to refinance our notes before their maturity.  If the maturity date occurs at a time when other arrangements prohibit us from repaying our notes, we could try to obtain waivers of such prohibitions from the lenders and holders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions.  In these circumstances, if we cannot obtain such waivers or refinance these borrowings, we would be unable to repay our notes.

We may require additional capital in the future, and additional funds may not be available on terms acceptable to us.

It is possible that we may need to raise additional capital to fund our future activities, to maintain spending on new product development in order to stay competitive in our markets or to acquire other businesses, products or technologies.  Subject to the restrictions contained in the indenture governing the notes and the revolving credit facility of our Credit and Guaranty Agreement (the “Revolver”), we may be able to raise these funds by selling securities to the public or selected investors or by borrowing money.  However, we may not be able to obtain these additional funds on favorable terms, or at all.  If adequate funds are not available, we may be required to curtail our operations significantly, reduce planned capital expenditures and research and development, make selective dispositions of our assets or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to technologies or potential markets, or otherwise impair our ability to remain competitive.

If we lose our net operating loss carryforwards, our financial results will suffer.

As of December 31, 2012, the amount of our net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes was approximately $568.2 million.  Section 382 of the Internal Revenue Code of 1986, as amended, contains rules that are designed to discourage persons from buying and selling the NOLs of companies.  In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5.0% shareholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).  Purchases of our common stock in amounts greater than specified levels could create a limitation on our ability to utilize our NOLs for tax purposes in the future.  Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.  Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire.

The obligations associated with being a registered company require significant resources and management attention.

As a result of filing a registration statement with the SEC in connection with the exchange offer we consummated in September 2010 and becoming a registrant, we have incurred and will continue to incur significant legal, accounting and other expenses that we had not historically incurred.  We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.  Furthermore, establishing and maintaining the corporate infrastructure demanded of a registrant may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition.  We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and our accounting systems to meet our reporting obligations as a registrant.  However, the measures we take may not be sufficient to satisfy our obligations.  In addition, we cannot precisely determine the incremental expenses we have incurred to date or estimate the amount of additional costs we will continue to incur in order to comply with these requirements.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies during our annual management assessments that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”).  If we fail to comply with Section 404, we could be subject to regulatory scrutiny and sanctions, our ability to obtain financing could be impaired and investors may lose confidence in the accuracy and completeness of our financial reports.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for securityholders to evaluate our company.  In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.  We cannot predict if securityholders will find our notes less attractive if we rely on these exemptions or if a less active trading market for our notes may result.  We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be up to five years.

Risk Factors Related to the Holders of Our Notes

Our substantial indebtedness may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2012, we and our guarantors had Senior Secured Notes with a face value of approximately $785.0 million which represents the most significant portion of our total indebtedness.  We also had $11.7 million of outstanding letters of credit supported by our $50.0 million Revolver at December 31, 2012, although this figure was reduced to $10.9 million on January 1, 2013.  We had no outstanding Revolver borrowings at December 31, 2012.  Our substantial indebtedness and any new indebtedness we incur could:

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

We and our subsidiaries are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our debt.  Although these agreements restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications.  If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our high leverage could intensify.

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

Although our Revolver and the indenture that governs the notes limit the ability of these subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments to us, these limitations are subject to a number of significant qualifications.   The earnings of our operating subsidiaries may not be made available to us in an amount sufficient for us to service our debt obligations or meet our other obligations as they become due.

The indenture governing our notes, our Revolver as well as other agreements governing our debt, include financial and other covenants that impose restrictions on our financial and business operations.

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

Our notes and related guarantees are effectively junior to all indebtedness under our Revolver, which has “first out” status pursuant to the distribution provisions of the security documents.

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

Non-guarantor subsidiaries generated approximately 39.8% of our revenues for the year ended December 31, 2012, and held approximately 19.8% of our total assets as of December 31, 2012.

The value of the collateral securing our notes and certain guarantees may not be sufficient to satisfy our obligations and the obligations of the guarantors.

In the event of foreclosure, the proceeds from the sale of the collateral may not be sufficient to satisfy our notes and the secured obligations, including indebtedness under our Revolver, secured on an equal basis with our notes and subsidiary guarantees.  To the extent that the collateral securing our notes and subsidiary guarantees is insufficient to satisfy the obligations under our notes and subsidiary guarantees and other obligations secured on an equal basis, then holders of our notes would have a general unsecured claim against our remaining assets, which claim would be effectively subordinated to indebtedness secured by other assets of ours to the extent of the value of the collateral securing such other secured indebtedness.

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

In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, holders of our notes will only be entitled to post-petition interest under the bankruptcy code to the extent that the value of their security interest in the collateral is greater than their pre-bankruptcy claim.  Holders of our notes that have a security interest in collateral with a value equal or less than their pre-bankruptcy claim will not be entitled to post-petition interest under the bankruptcy code.  The bankruptcy trustee, the debtor-in-possession or competing creditors could possibly assert that the fair market value of the collateral with respect to our notes on the date of the bankruptcy filing was less than the then-current principal amount of our notes and other obligations secured by that collateral.  Upon a finding by a bankruptcy court that our notes and other obligations are under-collateralized, the claims in the bankruptcy proceeding with respect to our notes and other obligations would be bifurcated between a secured claim and an unsecured claim, and the unsecured claim would not be entitled to the benefits of security in the collateral.  Other consequences of a finding of under-collateralization would be, among other things, a lack of entitlement on the part of noteholders to receive post-petition interest and a lack of entitlement on the part of the unsecured portion of our notes to receive other “adequate protection” under U.S. federal bankruptcy laws.  In addition, if any payments of post-petition interest were made at the time of such a finding of under-collateralization, such payments could be recharacterized by the bankruptcy court as a reduction of the principal amount of the secured claim with respect to our notes.  We cannot assure holders of our notes that the value of the noteholders’ interest in their collateral equals or exceeds the principal amount of our notes.

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

Under the U.S. federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, any guarantee made by any of our subsidiaries could be voided, or claims under the guarantee made by any of our subsidiaries could be subordinated to all other obligations of any such subsidiary, if the subsidiary, at the time it incurred the obligations under any guarantee:

•	incurred the obligations with the intent to hinder, delay or defraud creditors; or

•	received less than reasonably equivalent value in exchange for incurring those obligations; and

•	was insolvent or rendered insolvent by reason of that incurrence;

•	was engaged in a business or transaction for which the subsidiary’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.

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

Our notes are assigned ratings by the Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”) credit rating agencies.  S&P currently rates our notes as “B” and Moody’s rates our notes as “B2,” both speculative grades with the capacity to meet our financial commitments but subject to higher credit risk if adverse business, financial or economic factors arise.  The credit ratings assigned to our notes reflect the rating agencies’ assessments of our ability to make payments on our notes when due.  Consequently, real or anticipated changes in these credit ratings will generally affect the market value of our notes.  These credit ratings, however, may not reflect the potential impact of risks related to structure, market or other factors related to the value of our notes.

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

Our notes and the related guarantees are secured by a pledge of the capital stock of some of our subsidiaries.  Under the SEC regulations in effect as of the issue date of our notes, if the principal amount, par value, book value as carried by us or market value (whichever is greatest) of the capital stock or other securities of a subsidiary pledged as part of the collateral is greater than or equal to 20.0% of the aggregate principal amount of our notes then outstanding, such subsidiary would be required to provide separate financial statements to the SEC.  Therefore, the indenture governing our notes and the collateral documents provide that any capital stock and other securities of any of our subsidiaries (other than GXS, Inc.) will be excluded from the collateral for so long as the pledge of such capital stock or other securities to secure our notes would cause such subsidiary to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time, “Rule 3-16”) or other law, rule or regulation.  As a result, holders of our notes could lose a portion or all of their security interest in the capital stock or other securities of those subsidiaries during such period.  It may be more difficult, costly and time-consuming for holders of our notes to foreclose on the assets of a subsidiary than to foreclose on its capital stock or other securities, so the proceeds realized upon any such foreclosure could be significantly less than those that would have been received upon any sale of the capital stock or other securities of such subsidiary.  If we redeem any portion of our notes, the threshold at which the pledged securities of any of our subsidiaries become excluded from the collateral will be reduced and additional pledged securities could become excluded from the collateral.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing our notes.

Upon the occurrence of a “change of control,” as defined in the indenture governing our notes, we must offer to buy back our notes at a price equal to 101.0% of the principal amount, together with any accrued and unpaid interest, if any, to the date of the repurchase.  Our failure to purchase, or give notice of purchase of, our notes would be a default under the indenture governing our notes.

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

Holders of our notes may not be able to determine when a change of control giving rise to their right to have the notes repurchased by us has occurred following a sale of “substantially all” of our assets.

Specific kinds of change of control events require us to make an offer to repurchase all of our outstanding notes. The definition of change of control includes a phrase relating to the sale, lease or transfer of “all or substantially all” the assets of GXS and its restricted subsidiaries taken as a whole. There is no precise established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of our notes to require us to repurchase such notes as a result of a sale, lease or transfer of less than all of the assets of GXS and its restricted subsidiaries taken as a whole to another individual, group or entity may be uncertain.

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

If there is not an active trading market for our notes, holders of our notes may not be able to resell our notes quickly, for the price that holders paid or at all.

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

We currently lease approximately 83,737 square feet of office space for our corporate headquarters, which is located in Gaithersburg, Maryland.  The lease on our corporate headquarters office space expires in 2021.  We have subleased to a subtenant our former headquarters consisting of approximately 342,000 square feet of office space, also located in Gaithersburg, Maryland (the “Former Headquarters”).  The subtenant has the option to purchase the Former Headquarters any time prior to April 1, 2014, which, if exercised, would terminate both the sublease and the primary lease of the Former Headquarters.  To date, no such option has been exercised.

We currently operate, or co-locate in, numerous data centers around the globe which support customers on both a regional and global basis, as well as provide for disaster recovery capabilities.  The leases on two of our co-located data centers expire in 2014 and are subject to certain renewal options.  Among our data centers, we own and operate a 104,000 square foot data center facility located in Brook Park, Ohio.  We also lease a 27,233 square foot data center in Amstelveen, Netherlands, which was set to expire at the end of 2013.  However, in January 2013 we signed a new lease for the Amstelveen data center which now expires in 2023, and is subject to certain renewal options.

While our corporate headquarters are located in Gaithersburg, Maryland, we lease 13 other offices located throughout the U.S. and 25 offices within 19 foreign countries.  Many of our offices serve multiple functions including sales, service implementation, customer service, and administrative support.  We maintain customer service centers and have customer service representatives at our corporate headquarters, as well as at several other U.S. office locations, to provide primary customer support for our North American customers.  We also maintain customer service centers and/or have customer service representatives in various locations within Europe, Asia and Brazil to provide primary customer support on a regional basis.  Our largest customer service center is located in Manila, the Philippines, that provides 24x7 global first tier customer support.

The location, relative size and year the current lease expires for our larger U.S. office facilities as of December 31, 2012, along with summarized information for the smaller U.S. offices (defined as less than 10,000 square feet), is provided below:

U.S. Office Facilities
City	State	Size in Square Feet	Year the Lease Expires
Gaithersburg (headquarters)	Maryland	83,737	2021
Alpharetta	Georgia	53,501	2022
Emeryville	California	17,392	2014
Tampa	Florida	16,511	2013
Raleigh	North Carolina	12,132	2014
Concord	California	11,708	2017
Richardson	Texas	10,086	2018
Seven additional offices in six states, each under 10,000 square feet		Approx. 38,000	2013 - 2016

The location, relative size and year the current lease expires for our larger international office facilities as of December 31, 2012, along with summarized information for the smaller international offices (defined as less than 10,000 square feet), is provided below:

International Office Facilities
City	Country	Size in Square Feet	Year the Lease Expires
Manila	Philippines	59,489	2015
Bangalore	India	29,850	2016
Amstelveen	Netherlands	26,834	2013
Sunbury	United Kingdom	19,605	2014
Sao Paulo	Brazil	16,146	2016
Cologne	Germany	13,344	2014
Nineteen additional offices in fifteen countries, each under 10,000 square feet		Approx. 50,000	2013 - 2018

ITEM 3.	Legal Proceedings

We are subject to various legal proceedings and claims in the U.S. and other foreign jurisdictions which arise in the ordinary course of our business.  Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provision for potential liabilities when we deem them probable and reasonably estimable.  These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.  In some cases, we may be indemnified under various agreements for all or part of certain potential liabilities, additional legal action may be required to recover any potential liability under such indemnity.

In March 2013, we settled a patent infringement allegation made in 2006 by a third party against certain customers of one of Inovis’ software technology products for a nominal amount.  This matter had been previously disclosed and we had fully accrued for it in our consolidated balance sheets at December 31, 2012.

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

A bank guarantee totaling approximately $3.3 million was made in May 2012 for a disputed tax matter in Brazil by our subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2.5 million as of December 31, 2012.  The bank guarantee is collateralized by a deposit of cash with the issuing bank.  We intend to replace the bank guarantee with a letter of credit, likely under our Revolver, in the near future upon negotiation of commercially acceptable terms and conditions, which would result in a return of the cash deposit.  We can terminate the bank guarantee or replace the cash with a letter of credit at our option at any time and, therefore, have unrestricted access to the cash.  However, terminating the bank guarantee without replacing it with a letter of credit would be expected to have detrimental legal and tax consequences that could prevent us from conducting business as usual in Brazil.  We believe that the position of the Brazilian tax authorities is not consistent with the relevant facts.  However, there can be no assurance that we will ultimately prevail and it is likely that the bank guarantee and supporting cash collateral, or substituted letter of credit, will remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts.  While based on information available on the case and other similar matters provided by local counsel, we believe the facts support our position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any interest or penalties that may accrue.

In addition, our Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore.  U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arm’s-length prices.  Accordingly, GXS India determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, GXS India may incur an increased tax liability, including accrued interest and penalties.  GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from our tax advisors, we continue to believe that the facts the Indian tax authorities are using to support their assessment are incorrect.  GXS India has started appeal procedures and anticipates an eventual settlement with the Indian tax authorities.  We have accrued approximately $1.5 million to cover our anticipated financial exposure in this matter.  There can be no assurance that our appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that we may receive similar orders for other years until the above disputes are resolved.

In the third quarter of 2012, we were notified by the landlord of one of our leased offices (the “Guildford office”) in the U.K. that the landlord was objecting to our written notice (the “Notice”) given in the first quarter of 2012 to allow us to terminate the Guildford office lease in October 2012.  The lease termination provision allows us to cease all rights and obligations of the lease in October 2012, instead of the October 2017 scheduled lease end date provided for in the lease.  If the Notice is determined to be invalid, we would be subject to paying the facility costs of the Guildford office through October 2017.  We are contesting the landlord’s assertion that the termination notice was invalid, and are currently assessing what legal rights we have while engaging in discussions with the landlord and ascertaining the potential for mitigating our obligations through subleasing the Guildford office.  If we are unsuccessful in our contention that the lease termination is valid, it is possible that we could incur a loss of up to approximately $1.0 million.  A loss, if any, would be recorded as a “restructuring charge.”  However, we have concluded a loss is not probable at this time and have not accrued for any potential exposure.

At December 31, 2012, the State of Michigan is conducting an audit of certain tax returns for seller’s use tax, and single business tax, filed by Inovis for various tax filing periods from 2004 through 2009.  Although preliminary audit determinations have been received from the State of Michigan for a total alleged liability of approximately $0.8 million, including penalties and interest, we are contesting such preliminary determinations and at this time have concluded that a loss is not probable and therefore have not accrued for any potential exposure in these matters.

ITEM 4.	Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a privately held company with no established public trading market for our common stock.  See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information.

ITEM 6.	Selected Financial Data

The following table presents our selected historical consolidated financial information and other data.  Our historical consolidated statement of operations data and consolidated cash flows data for the fiscal years ended December 31, 2012, 2011 and 2010, and the selected historical consolidated balance sheet data as of December 31, 2012 and 2011, were derived from, and should be read together with, our consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm, included in this Annual Report.  The historical consolidated statement of operations data and cash flows data for the fiscal years ended December 31, 2009 and 2008, and the historical balance sheet data as of December 31, 2010, 2009 and 2008, were derived from our audited financial statements not included herein.

The financial data set forth in the tables below should be read together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Statement of Operations Data:

Revenues	$487,524	$479,887	$417,929	$350,176	$371,634

Costs and operating expenses:
Cost of revenues	267,870	257,659	227,499	194,234	203,380
Sales and marketing	69,663	65,860	54,877	43,295	47,038
General and administrative (1)	64,934	63,155	55,016	46,216	51,331
Restructuring charges	1,542	2,469	5,635	7,549	5,959
Asset impairment charges (2)	––	––	––	––	2,974
Loss on disposition of assets (3)	––	––	1,724	––	––
Merger and acquisition fees (4)	3	227	8,555	2,535	781

Operating income	83,512	90,517	64,623	56,347	60,171

Other income (expense):
Loss on extinguishment of debt (5)	––	––	––	(9,588)	––
Interest expense, net	(84,649)	(82,755)	(86,071)	(74,357)	(50,353)
Other income (expense), net	(5,129)	(2,237)	(78)	807	(1,327)

Income (loss) before income taxes	(6,266)	5,525	(21,526)	(26,791)	8,491
Income tax expense (benefit)	3,883	6,784	(25,528)	(1,259)	2,945

Net income (loss)	(10,149)	(1,259)	4,002	(25,532)	5,546
Less: Net income (loss) attributable to non-controlling interest	64	25	17	(29)	(130)

Net income (loss) attributable to GXS Worldwide, Inc.	$(10,213)	$(1,284)	$3,985	$(25,503)	$5,676

	Year Ended December 31,
	2012	2011		2010	2009	2008
	(in thousands)
Consolidated Statement of Cash Flows Data:

Net cash provided by operating activities	$66,617	$45,648		$17,623	$42,596	$71,945
Net cash used in investing activities	(40,767)	(43,907)		(27,346)	(259,409)	(42,946)
Net cash provided by (used in) financing activities	(3,421)	(5,002)		435	193,486	(8,411)

Balance Sheet Data (at end of period):

Total assets	$672,732	$681,077		$678,436	$574,022	$367,218
Total debt (6)	775,334	775,068		777,115	766,450	536,336
Stockholder’s deficit	(277,442)	(264,326)		(266,409)	(338,762)	(327,426)

Other Data:

Depreciation and amortization	$56,485	$55,680		$48,708	$53,512	$57,318
Capital expenditures	40,767	42,782		35,321	31,829	35,208
Ratio of earnings to fixed charges (7)	—	1.1	x	—	—	1.1	x

(1)
We reflect merger and acquisition fees as a separate caption for the purposes of this table.  However, due to the immateriality of these fees in the years ended December 31, 2012 and 2011, we have reclassified merger and acquisition fees to general and administrative expenses for presentation in the consolidated financial statements for the year ended December 31, 2012.

(2)
The asset impairment charge for the year ended December 31, 2008 consists of approximately $2.4 million related to intangible assets acquired in a previous acquisition and approximately $0.6 million related to certain internal-use software projects that were not completed.

(3)
The loss on disposition of assets for the year ended December 31, 2010 of approximately $1.7 million related to customer contracts and property rights associated with a Company catalog service offering that was divested in connection with the Antitrust Division of the U.S. Justice Department review of the merger with Inovis International, Inc. (the “Inovis Merger”).

(4)
Merger and acquisition fees for the year ended December 31, 2012 are immaterial.  Merger and acquisition fees for the year ended December 31, 2011 of approximately $0.2 million related to legal and professional service firm fees for advisory services on the RollStream acquisition and on a potential acquisition that was not completed.  Merger and acquisition fees for the years ended December 31, 2010 and 2009, of approximately $8.6 million and $2.5 million, respectively, related to legal and financial professional service firms who advised the Company on matters related to the Inovis Merger.  Merger and acquisition fees for the year ended December 31, 2008 of approximately $0.8 million related to legal and professional service firm fees for advisory services on a potential acquisition that was not completed.

(5)
On December 23, 2009, we issued Senior Secured Notes and used the proceeds to retire all of the outstanding debt under the 2007 credit facility, pay $35.0 million of GXS Holdings outstanding subordinated notes, and pay debt issuance costs.  In connection with the 2009 refinancing, we wrote off approximately $9.6 million in deferred financing costs.

(6)
Total debt at December 31, 2012 includes long term debt of $775.3 million, consisting of $785.0 million in Senior Secured Notes offset by $9.7 million of unamortized original issue discount.  Total debt at December 31, 2011 includes $3.0 million of outstanding borrowings against our revolving credit facility, or “Revolver,” and long term debt of $772.1 million, consisting of $785.0 million in Senior Secured Notes offset by $12.9 million of unamortized original issue discount.  Total debt at December 31, 2010 includes $8.0 million of outstanding borrowings against our Revolver and long term debt of $769.1 million, consisting of $785.0 million in Senior Secured Notes offset by $15.9 million of unamortized original issue discount.

(7)
The ratios of earnings to fixed charges were calculated by dividing the earnings by fixed charges.  Earnings used in computing the ratio of earnings to fixed charges consists of earnings before income taxes plus fixed charges.  Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and debt discount, and that portion of lease expense representative of interest expense.  For the years ended December 31, 2012, 2010 and 2009, our earnings were insufficient to cover fixed charges by approximately $6.3 million, $21.3 million and $26.8 million, respectively.

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

Overview

We are a leading global provider of business-to-business (“B2B”) integration solutions.  Our solutions enable our customers to effectively manage the flow of electronic transaction information with their trading partners.  We combine our global community of approximately 550,000 business partners, IT infrastructure, proprietary software-as-a-service (“SaaS”) applications and broad expertise to address the critical B2B challenges of our customers.  By utilizing our B2B integration solutions, our customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security.

We operated as a division of General Electric Company (“GE”) prior to 2001, and following Francisco Partners and its co-investors’ acquisition of GXS from GE in 2002, we began investing in GXS Trading Grid®, our proprietary cloud-based platform, and launched our Managed Services solution.  Over the course of the past several years, we also acquired several companies to expand the number of customers and functional capabilities of GXS Trading Grid®.   These acquisitions included IBM’s global EDI business, Interchange Serviços S.A. (“Interchange”), a provider of B2B integrations services in Brazil, Inovis International, Inc. (“Inovis”), a provider of B2B integration services, and RollStream, Inc. (“RollStream”) a SaaS provider of enterprise community management solutions.

GXS Trading Grid® is the foundation of our B2B integration solutions.  GXS Trading Grid® consists of the IT infrastructure, proprietary applications and a global community of over 550,000 business partners that enable the secure and reliable flow of transactions between business partners.  Through GXS Trading Grid®, we provide our core B2B integration solutions, Messaging Services and Managed Services.  Messaging Services allows for the automated and reliable exchange of electronic transaction information such as purchase orders, invoices, shipment notices and other files, amongst businesses worldwide.  Managed Services, our fastest growing solution, provides an end-to-end fully outsourced B2B integration solution to our customers, including program implementation, operational management, customer support and a suite of value-added SaaS applications, GXS ActiveSM Applications.  GXS ActiveSM Applications are offered to customers across all our service lines and enhance our customers’ visibility into, and control of, their supply chains and supporting business processes.  In addition, we have the B2B integration expertise and process experience to best serve our customers’ needs.

We also provide B2B Software and Services solutions, which allow our customers to deploy B2B integration gateways on their premises in order to connect their internal systems and processes to their partners through an external network, such as our GXS Trading Grid®, Data Synchronization services which enable the exchange of product and price information between the suppliers of consumer products and the retailers that sell them, and Custom Outsourcing Services which allows our customers to outsource activities not directly related to supply chain activities but for which our outsourcing capabilities and expertise can provide greater value to our customers than they could otherwise realize by managing these applications themselves.

We have deep vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive, manufacturing and high-technology and serve a broad base of large, multinational enterprises.  As of December 31, 2012, we had over 40,000 direct-billed, active customers on our platform across 61 countries, including more than 56.0% of the Forbes Global 1000.

The majority of our revenue is generated through transaction processing and subscription service fees from both Managed Services and Messaging Services.  Managed Services revenue grew at a three year compounded annual growth rate (“CAGR”) of 23.6% from 2009 to 2012 and represented approximately 37.0% of our total revenue for the year ended December 31, 2012.  We believe customers view our solutions as essential to their day-to-day supply chain operations and they typically enter into long-term contracts with us.  Our transaction processing and software maintenance fees, which are recurring in nature, represented approximately 85.0% of our total revenue for the year ended December 31, 2012.

Additionally, approximately 92.0% of our top 50 customers, based on annual revenue in fiscal 2012, have been our customers for five or more years.

Factors and Trends Affecting Our Business

We have various service lines, with each service line deriving revenue from three principal sources.  Our service lines are:

•
Messaging Services, which comprised approximately 44.0% of revenues for the year ended December 31, 2012, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised approximately 36.8% of revenues for year ended December 31, 2012, allows our customers to offload complex integration functions or outsource supply chain management activities to us in order to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised approximately 9.6% of revenues for the year ended December 31, 2012, provides software and services that allow our customers to manage their day-to-day supply chain activities internally.  The majority of our software customers also access GXS Trading Grid® to extend their ability to serve new markets or geographies;

•
Data Synchronization, which comprised approximately 6.6% of revenues for the year ended December 31, 2012, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners.  Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain; and

•
Custom Outsourcing Services, which comprised approximately 3.0% of revenues for the year ended December 31, 2012, relates primarily to products and services which do not fit within the definitions of our other service lines.  Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but for which our outsourcing capabilities and expertise can provide greater value to our customers than they could otherwise realize by managing these applications themselves.

Across these service lines, we derive our revenues from:

•	transaction processing fees;

•	professional service fees earned in connection with implementing or supporting our products and services; and

•	software licensing and maintenance fees for software we develop or procure from others.

Over the past several years, our transaction processing revenues in our Messaging Services  solutions have been adversely impacted by pricing pressure even as our transaction volumes have increased.  We are investing in new functionality and value-added capabilities that can be used by our Messaging Services customers, such as near real-time disaster recovery and the ability to monitor data quality and quarantine data that does not adhere to select business rules.  As a result of these investments and the increase in volume we have seen in this service line, the rate of decline in our Messaging Services revenue has shown improvement in recent periods.

We believe the growing complexity of business processes, the acceptance of SaaS and cloud-based delivery models and the importance of real-time information and analytics are driving the need for robust B2B integration services, and in particular, the adoption of GXS’ Managed Services solutions in the marketplace.  GXS Managed Services offer an alternative delivery model designed for companies that may be struggling to achieve returns from B2B integration software investments or are unable to handle the considerable tasks associated with managing worldwide B2B programs.  In our model, there is no need for our customers to purchase or manage B2B integration software, hardware or people.  Instead, companies leverage GXS Trading Grid® by outsourcing the management of the underlying server hardware, storage platforms and B2B translation technology.  Through this model, companies are able to achieve their B2B integration goals faster and at a lower cost than through in-house and software-based approaches.

Representing nearly 37.0% of our revenues in 2012, we believe Managed Services will become an increasing percentage of our total revenues over time, and represent, along with our Messaging Services, the largest portion of our total revenues.  We also believe that our other service lines, such as B2B Software and Services, Data Synchronization and Customer Outsourcing Services will represent a smaller portion of our total revenues over time.

Our Revenues and Expenses

Revenues

We charge our customers a fee for processing transactions. Such revenues are generally recognized on a per transaction basis in the period in which the related transactions are processed.  Revenues on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of the actual transactions or the specified contract minimum amounts during the relevant period.  Because the transactions we process, such as the exchange of invoices and purchase orders, are routine and essential to the day-to-day operations of our customers, the revenues generated from these fees tend to be recurring in nature.  Customers who are not committed to multi-year contracts generally are under contracts for transaction processing solutions that automatically renew every month or year, depending on the terms of the specific contracts.

Professional services are usually associated with new project implementation, in which case the associated professional services revenue is deferred over the estimated customer life which, based on our current estimates, approximates the initial contract term.  When professional services are performed under time and material contracts, revenue is recognized as the related services are provided.

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

For the years ended December 31, 2012, 2011 and 2010, the breakdown of revenue by service line, along with each service line’s percentage of total revenue, appears below (in thousands, except for percentages):

	Year Ended December 31,
	2012		2011		2010
Service Line	Amount	%	Amount	%	Amount	%

Messaging Services	$214,601	44.0%	$230,706	48.1%	$223,076	53.4%
Managed Services	179,406	36.8%	150,428	31.3%	112,793	27.0%
B2B Software and Services	46,490	9.6%	46,918	9.8%	34,336	8.2%
Data Synchronization	32,234	6.6%	33,370	7.0%	24,570	5.9%
Custom Outsourcing Services	14,793	3.0%	18,465	3.8%	23,154	5.5%

Total revenue / percentage	$487,524	100.0%	$479,887	100.0%	$417,929	100.0%

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

As a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period.  Our revenues have been affected by a fluctuating U.S. dollar relative to the foreign currencies in which we transact business.  The relative strengthening of the U.S. dollar during the year ended December 31, 2012, as compared to the year ended December 31, 2011, resulted in an $8.2 million decrease in our revenues for the year ended December 31, 2012 from translating revenues generated in foreign currencies into U.S. dollars.  The relative weakening of the U.S. dollar during the year ended December 31, 2011, as compared to the year ended December 31, 2010, resulted in a $10.6 million increase in our revenues for the year ended December 31, 2011 from translating revenues generated in foreign currencies into U.S. dollars.  (See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”)

Cost of Revenues

Cost of revenues primarily consists of:

•	compensation and related allocated benefit expenses associated with our workforce engaged in service delivery, technical operations and research and development;

•	computer, network and facility operating expenses;

•	royalty payments associated with resale of third-party software licenses; and

•	depreciation and amortization expense, including the amortization of our capitalized software costs, deferred implementation costs and acquired intangibles.

We defer all direct and relevant costs associated with implementation of certain long-term customer contracts to the extent such costs can be recovered through guaranteed minimum revenues.  The unamortized balances of these costs as of December 31, 2012 and 2011 were $28.7 million and $26.4 million, respectively, and are recorded in either “prepaid expenses and other assets” or “other assets” in the consolidated balance sheets, depending on the remaining duration of the underlying contracts.

Operating Expenses

Operating expenses primarily consists of sales and marketing expenses, general and administrative expenses, and restructuring charges.

Sales and marketing expenses primarily consists of compensation and related allocated benefit expenses associated with our employees engaged in sales and marketing, including sales commissions, advertising costs, meetings, travel and entertainment expenses and facility costs.  Certain sales commissions are considered to be direct and relevant costs of contracts and are deferred over the customer contract period.  General and administrative expenses consist of compensation and related allocated benefit expenses associated with our employees engaged in senior management, finance, legal, and human resources, information technology management and costs, as well as other general business expenses such as accounting and legal fees, outside services and business insurance.  Restructuring charges include severance costs associated with workforce reduction efforts and net lease costs related to darkened facilities.

As a result of our significant international operations, the translation of our foreign costs of revenues and operating expenses into U.S. dollars impacts the comparison of our costs of revenues and operating expenses from period to period.  Our costs of revenues and operating expenses have been affected by a fluctuating U.S. dollar.  The relative strengthening of the U.S. dollar during the year ended December 31, 2012, as compared to the year ended December 31, 2011 resulted in a $6.6 million decrease in our costs of revenues and operating expenses for the year ended December 31, 2012, from translation of our expenses incurred in foreign currencies into U.S. dollars.  The relative weakening of the U.S. dollar during year ended December 31, 2011 as compared to the year ended December 31, 2010, resulted in an increase of $5.1 million in our costs of revenues and operating expenses for the year ended December 31, 2011, from translation of our expenses incurred in foreign currencies into U.S. dollars.

The following is a summary of our costs and operating expenses for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
Costs and Operating Expenses	2012	2011	2010

Cost of revenues	$267,870	$257,659	$227,499
Sales and marketing	69,663	65,860	54,877
General and administrative	64,937	63,382	63,571
Restructuring charges	1,542	2,469	5,635
Loss on disposition of assets	––	––	1,724

Total costs and operating expenses	$404,012	$389,370	$353,306

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

The table below reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010

Net income (loss)	$(10,149)	$(1,259)	$4,002

Adjustments:
Income tax expense (benefit)	3,883	6,784	(25,528)
Interest expense, net	84,649	82,755	86,071
Depreciation and amortization	56,485	55,680	48,708
Stock compensation expense	907	733	403
Other (income) expense, net	5,129	2,237	78
Restructuring charges	1,542	2,469	5,635
Merger and acquisition fees	3	227	8,555
Loss on disposition of assets	––	––	1,724
Integration costs (1)	––	154	676
Deferred income adjustment (2)	25	1,430	4,379
Management fees	4,000	4,000	4,833

Total adjustments	156,623	156,469	135,534

Adjusted EBITDA	$146,474	$155,210	$139,536

(1)	Integration costs represented certain incremental operating expenses associated with the integration of the Inovis business.
(2)	Purchase accounting requires that deferred income of an acquired business be written down to fair value of the underlying obligations plus associated margin at the date of acquisition.

Adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010 was $146.5 million, $155.2 million and $139.5 million, respectively.  The $8.7 million, or 5.6%, decrease in Adjusted EBITDA for year ended December 31, 2012 compared to the year ended December 31, 2011, is driven by increased revenues offset by increased costs of revenue and sales and marketing expenses which together resulted in decreased operating income being generated (which is consistent with our planned investment strategy) and the net unfavorable impact of translating foreign currencies into U.S. dollars.  The $15.7 million, or 11.2%, increase in Adjusted EBITDA for the year ended December 31, 2011 compared to the year ended December 31, 2010, is driven by the incremental revenues and operating income generated from the Inovis business acquired in June 2010 and the net favorable impact of translating foreign currencies into U.S. dollars.

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

MCV for the years ended December 31, 2012, 2011 and 2010 was $204.5 million, $175.0 million and $142.9 million, respectively.  The $29.5 million, or 16.8%, increase in MCV for year ended December 31, 2012 compared to the year ended December 31, 2011, is primarily due to the effect of Managed Services deals signed in 2012 in North America (specifically within the Financial Services sector), EMEA, ASPAC, Japan and Brazil.  The $32.1 million, or 22.5%, increase in MCV for the year ended December 31, 2011 compared to the year ended December 31, 2010, is primarily due to the effect of Managed Services deals in the U.S. and Canada, along with the incremental business generated as a result of the Inovis acquisition in June 2010.

The MCV calculations are not reflected or recorded within the consolidated financial statements.  MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to revenues, deferred income, as a measure of financial condition, or operating performance.

Results of Operations

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011

Revenues.  Revenues increased by $7.6 million, or 1.6%, to $487.5 million for the year ended December 31, 2012 from $479.9 million for the year ended December 31, 2011.  The increase was principally due to continued growth of our Managed Services revenues, particularly in the North America, EMEA and ASPAC regions.  The increase was partially offset by competitive pricing pressure and customer attrition in our Messaging Services revenue, the planned de-emphasis of our Custom Outsourcing Services line of business, and the unfavorable impact of translating revenues generated in foreign currencies to U.S. dollars.  The relatively stronger U.S. dollar during the year ended December 31, 2012, as compared to the year ended December 31, 2011, resulted in an $8.2 million decrease in our revenues from translating revenues generated in foreign currencies into U.S. dollars.  A comparison of our revenues by service line is as follows:

•
Messaging Services revenues decreased by $16.1 million, or 7.0%, to $214.6 million for the year ended December 31, 2012 from $230.7 million for the year ended December 31, 2011.  The decrease resulted principally from $10.5 million in net decreases resulting from price reductions and customer attrition for the year ended December 31, 2012, along with the $5.6 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective periods.

•
Managed Services revenues increased by $29.0 million, or 19.3%, to $179.4 million for the year ended December 31, 2012 from $150.4 million for the year ended December 31, 2011.  The increase was principally due to $30.4 million of revenue generated by new Managed Services projects for the year ended December 31, 2012, partially offset by the $1.4 million unfavorable impacts of translating revenues generated in foreign currencies into U.S. dollars for the respective periods.

•
B2B Software and Services revenues decreased by $0.4 million, or 0.9%, to $46.5 million for the year ended December 31, 2012 from $46.9 million for the year ended December 31, 2011.  The decrease includes $0.2 million in net decreases resulting from price reductions and customer attrition for the year ended December 31, 2012, along with the $0.2 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective periods.

•
Data Synchronization revenues decreased by $1.2 million, or 3.4%, to $32.2 million for the year ended December 31, 2012 from $33.4 million for the year ended December 31, 2011.  The decrease includes $1.1 million in net decreases resulting from price reductions and customer attrition for the year ended December 31, 2012, along with the $0.1 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective periods.

•
Custom Outsourcing Services revenues decreased by $3.7 million, or 19.9%, to $14.8 million for the year ended December 31, 2012 from $18.5 million for the year ended December 31, 2011.  The decrease includes $2.8 million in net decreases resulting from price reductions and customer attrition for the year ended December 31, 2012, along with the $0.9 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective periods.

Cost of revenues. Cost of revenues increased by $10.2 million, or 4.0%, to $267.9 million for the year ended December 31, 2012 from $257.7 million for the year ended December 31, 2011.  The increase in cost of revenues for the year ended December 31, 2012 was related to the overall increase in revenues and was driven by increased costs associated with the planned 2012 investments in our business including:  data center upgrades, hardware and software maintenance contracts, enhancements to applications hosting and networking services, and higher salary and benefit costs associated with increased headcount. Cost of revenues represented 54.9% of revenues for the year ended December 31, 2012, as compared to 53.7% for the year ended December 31, 2011.

Sales and marketing.  Sales and marketing expenses increased by $3.8 million, or 5.8%, to $69.7 million for the year ended December 31, 2012 from $65.9 million for the year ended December 31, 2011.  The increase was primarily due to higher salary and benefit costs largely driven by planned increases in headcount, and higher sales commissions.  Sales and marketing expense represented 14.3% of revenues for the year ended December 31, 2012, as compared to 13.7% of revenues for the year ended December 31, 2011.

General and administrative.  General and administrative expenses increased by $1.5 million, or 2.4%, to $64.9 million for the year ended December 31, 2012 from $63.4 million for the year ended December 31, 2011.  The increase was primarily due to higher salary and benefit costs driven by increased headcount in the U.K., Japan and Brazil; increased bad debt provisions in the U.K. and Brazil; and higher depreciation costs in Brazil resulting from their recently completed office facilities upgrade.  The increase was partially offset by lower audit, professional services and contractor fees, as well as $0.2 million of merger and acquisition fees incurred in the year ended December 31, 2011 related to professional and legal advisory services associated with the March 2011 RollStream acquisition.  No such fees were incurred during the year ended December 31, 2012.  Merger and acquisition fees were presented separately in the prior year, but have been reclassified to general and administrative expense for current year presentation purposes.  General and administrative expense represented 13.3% of revenues for the year ended December 31, 2012, as compared to 13.2% of revenues for the year ended December 31, 2011.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $6.6 million lower in aggregate for the year ended December 31, 2012, as compared to the year ended December 31, 2011.

Restructuring charges.  Restructuring charges were $1.5 million for the year ended December 31, 2012, compared to $2.5 million for the year ended December 31, 2011.  For the year ended December 31, 2012, the restructuring charges include $1.0 million of severance related costs for 24 employees and $0.5 million for darkening of facilities.  For the year ended December 31, 2011, the restructuring charges include $1.5 million of severance related costs for 57 employees and $1.0 million for darkening of facilities.

Operating income.  Operating income decreased by $7.0 million to $83.5 million for the year ended December 31, 2012 compared to $90.5 million for the year ended December 31, 2011.  The 7.7% decrease in operating income for the year ended December 31, 2012, is primarily attributable to the $2.6 million net increase of our cost of revenues over our revenue increase, the $3.8 million increase in sales and marketing expenses, and the $1.6 million net unfavorable impact of translating foreign currencies into U.S. dollars for the respective periods, partially offset by the $1.0 million decrease in restructuring charges.

Interest expense, net.  Interest expense, net increased by $1.8 million to $84.6 million for the year ended December 31, 2012 compared to $82.8 million for the year ended December 31, 2011.  The increase in interest expense, net between the respective periods is primarily attributable to the $1.8 million net reduction to interest expense for the year ended December 31, 2011 as a result of the interest rate swap arrangement settled in April 2011.  The $2.9 million of interest expense accrued on the swap was offset by $4.7 million of favorable mark-to-market change~~s~~ in the swap’s fair value.  Since the interest rate swap was settled in April 2011, there is no equivalent offset to interest expense for the year ended December 31, 2012.

Other income (expense), net.  Other expense, net was $5.1 million and $2.2 million for the years ended December 31, 2012 and 2011, respectively.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.

Income tax expense.  Income tax expense was $3.9 million for the year ended December 31, 2012 compared to $6.8 million for the year ended December 31, 2011.  The income tax expense for the years ended December 31, 2012 and 2011, respectively, are related primarily to taxes for foreign jurisdictions in which we have net taxable income.  The $2.9 million decrease to income tax expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 is principally due to our establishing $5.2 million of valuation allowance in Brazil during the year ended December 31, 2011, partially offset by a $1.7 million increase in certain Brazil deferred tax asset accounts.

Net income (loss).  Net loss was $10.1 million for the year ended December 31, 2012 compared to a $1.3 million net loss for the year ended December 31, 2011.  The $8.8 million increase in net loss for the year ended December 31, 2012 compared to the year ended December 31, 2011 is principally due to the decrease in operating income, the increase in interest expense and the increase in foreign currency transaction losses, partially offset by the decrease in income tax expense between the comparative periods.

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

•
B2B Software and Services revenues increased by $12.6 million, or 36.6%, to $46.9 million for the year ended December 31, 2011 from $34.3 million for the year ended December 31, 2010.  The increase includes incremental revenues of $14.2 million generated by the acquired Inovis business for the year ended December 31, 2011, along with the $0.5 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars, partially offset by $2.1 million in decreases from price reductions and customer attrition for the year ended December 31, 2011.

•
Data Synchronization revenues increased by $8.8 million, or 35.8%, to $33.4 million for the year ended December 31, 2011 from $24.6 million for the year ended December 31, 2010.  The increase includes incremental revenues of $9.7 million generated by the acquired Inovis business for the year ended December 31, 2011, along with the $0.2 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars, partially offset by $1.1 million in decreases from price reductions and customer attrition for the year ended December 31, 2011 and the impact related to the sale of our catalog service offering in May 2010 in connection with the merger with Inovis (the “Inovis Merger”).

•
Custom Outsourcing Services revenues decreased by $4.7 million, or 20.2%, to $18.5 million for the year ended December 31, 2011 from $23.2 million for the year ended December 31, 2010.  The decrease includes $5.4 million in net decreases resulting from the planned de-emphasis of our Custom Outsourcing Services line of business, price reductions and customer attrition for the year ended December 31, 2011, partially offset by the $0.7 million favorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective periods.

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

General and administrative.  General and administrative expenses decreased by $0.2 million, or 0.3%, to $63.4 million for the year ended December 31, 2011 from $63.6 million for the year ended December 31, 2010.  However, the total general and administrative expenses included $0.2 million and $8.6 million of merger and acquisition fees for the years ended December 31, 2011 and 2010, respectively, which were presented separately in the prior year, but have been reclassified to general and administrative expense for 2012 presentation purposes.  These fees were largely for professional and legal advisory services associated with the March 2011 RollStream acquisition and the June 2010 Inovis Merger for the years ended December 31, 2011 and 2010, respectively.  If merger and acquisition fees were excluded from the totals, then general and administrative expenses increased by $8.2 million, or 14.8%, to $63.2 million for the year ended December 31, 2011 from $55.0 million for the year ended December 31, 2010.  The increase was primarily due to the incremental costs associated with the Inovis Merger, higher employee benefit costs, an increased use of contractors, higher costs associated with professional fees and services and the unfavorable impact of translating foreign currencies into U.S. dollars, partially offset by lower facility costs as a result of restructuring activities, including relocating our global headquarters to a less expensive facility.  When excluding the merger and acquisition fees, the general and administrative expense represented 13.2% of revenues for each of the years ended December 31, 2011 and 2010, respectively.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $5.1 million higher in aggregate for the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Restructuring charges.  Restructuring charges were $2.5 million for the year ended December 31, 2011, compared to $5.6 million for the year ended December 31, 2010.  For the year ended December 31, 2011 the restructuring charges include $1.5 million of severance costs for 57 employees and $1.0 million for darkening of facilities.  For the year ended December 31, 2010 the restructuring charges include $2.3 million of severance costs for 61 employees and $3.3 million for darkening of facilities.  We have undertaken a series of restructuring activities during the past several years which included darkening, closing or consolidating certain office facilities and terminating employees, in order to reduce expenses in response to changing business requirements and the integration of the Inovis business following the Merger.  The restructuring charges reflect the total estimated net costs of these activities and current period adjustments of revised estimates associated with these restructuring activities.

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

Other income (expense), net.  Other expense, net was $2.2 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.

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

Sources and Uses of Cash

The following table is a summary of sources and uses of cash during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010

Cash flows provided by operating activities	$66,617	$45,648	$17,623
Cash flows used in investing activities	(40,767)	(43,907)	(27,346)
Cash flows provided by (used in) financing activities	(3,421)	(5,002)	435
Effect of exchange rate changes on cash	(367)	(97)	65

Net increase (decrease) in cash and cash equivalents	$22,062	$(3,358)	$(9,223)

Cash and cash equivalents, end of period	$35,030	$12,968	$16,326

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011

Net cash provided by operating activities was $66.6 million compared to $45.6 million provided by operating activities for the years ended December 31, 2012 and 2011, respectively.  The increase in net cash provided by operating activities of $21.0 million was mainly attributable to managing trade payables and improved collections of trade accounts receivable.

Net cash used in investing activities was $40.8 million for the year ended December 31, 2012 compared to $43.9 million for the year ended December 31, 2011.  Net cash used in investing activities for the year ended December 31, 2012 consisted of capital expenditures of $40.8 million for software and equipment primarily related to continued enhancements of our service platform.  Net cash used in investing activities for the year ended December 31, 2011 included $1.1 million for the acquisition of RollStream and capital expenditures of $42.8 million for software and equipment primarily related to continued enhancements of our service platform.  Capital expenditures for the years ended December 31, 2012 and 2011 included $25.4 million and $24.9 million, respectively, of labor costs capitalized for the development of internal-use software.

Net cash used in financing activities was $3.4 million for the year ended December 31, 2012 compared to $5.0 million used in financing activities for the year ended December 31, 2011.  Net cash used in financing activities for the year ended December 31, 2012 was from $3.0 million in net repayments under the Revolver and $0.4 million in deferred financing costs associated with amending the Revolver.  Net cash used in financing activities for the year ended December 31, 2011 was largely from $5.0 million in net repayments under the Revolver.

Fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010

Net cash provided by operating activities was $45.6 million compared to $17.6 million provided by operating activities for the years ended December 31, 2011 and 2010, respectively.  The increase in net cash provided by operating activities of $28.0 million was mainly attributable to cash flows from the operating results associated with the acquired Inovis business and a focus on managing accounts payable more aggressively, partially offset by higher days’ sales outstanding on trade accounts receivable.

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

Liquidity and Capital Resources

Cash and cash equivalents were approximately $35.0 million, $13.0 million and $16.3 million at December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012, there were no borrowings outstanding under the revolving credit facility of our Credit and Guaranty Agreement (the “Revolver”).  At December 31, 2011 and 2010, there were $3.0 million and $8.0 million of outstanding borrowings under the Revolver, respectively.  At December 31, 2012, 2011 and 2010, approximately $11.7 million of the $50.0 million of Revolver capacity was pledged as security for certain letters of credit.  Therefore, the total available cash liquidity, including cash and cash equivalents and total Revolver capacity, less outstanding borrowings and letters of credit secured by the Revolver, was approximately $73.3 million, $48.3 million and $46.6 million at December 31, 2012, 2011 and 2010, respectively.  On January 1, 2013, the amount of our Revolver capacity pledged as security for certain letters of credit was reduced from approximately $11.7 million to approximately $10.9 million, which effectively increased the total available cash liquidity from approximately $73.3 million to approximately $74.1 million on that date.

On December 23, 2009, we completed the refinancing of our then outstanding indebtedness by issuing $785.0 million in aggregate principal amount of Senior Secured Notes with an original issue discount of $18.6 million.

The Senior Secured Notes carry an interest rate of 9.75% with interest payable on June 15 and December 15 each year.  The Senior Secured Notes will mature on June 15, 2015.  The optional redemption features on the Senior Secured Notes that are remaining as of December 31, 2012, are summarized as follows:

•
We may at any time on or after June 15, 2012, and from time to time redeem the Senior Secured Notes, in whole or in part, at the redemption prices defined in the indenture governing the Senior Secured Notes. None have been redeemed to date.

•	In each case, we must also pay accrued and unpaid interest, if any, to the redemption date.

•	In the event of a change in control, we must offer to repurchase any outstanding Senior Secured Notes at a price equal to 101.0% of the principal amount, plus accrued and unpaid interest, if any.

Following the December 23, 2009 debt refinancing, our principal sources of liquidity have been, and are expected to continue to be, our current cash balances, cash flow from operations and borrowings under the revolving credit facility of our Credit and Guaranty Agreement (further defined below).

The agreements governing our Senior Secured Notes impose limitations of our ability to, among other things, incur additional indebtedness, incur liens, consummate certain asset sales, make certain restricted payments, enter into certain transactions with affiliates, issue capital stock, merge or consolidate with any other person or sell, transfer or otherwise dispose of any assets.

The Credit and Guaranty Agreement entered into on December 23, 2009 with various lenders provided us with a Revolver with an aggregate principal amount of $50.0 million, the proceeds of which shall be used for working capital, supporting letters of credit and general corporate purposes.  On February 29, 2012, the Revolver was amended.  As amended, the Revolver has the following key terms, among others:

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

The Revolver also requires that we meet and maintain certain financial ratios and tests, including those described above.  Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control.  Our failure to comply with these covenants could result in a default under the Revolver and the indenture governing our Senior Secured Notes.  At December 31, 2012, we had an interest coverage ratio of 1.88 and a net leverage ratio of 5.19, calculated as defined in the Revolver, and we were in compliance with all financial and nonfinancial covenants.

In May 2012, we deposited approximately $3.3 million as collateral for a bank guarantee in Brazil required in connection with a long-standing tax dispute with a municipality in Brazil.  The terms of the bank guarantee require the cash collateral or a letter of credit to remain on deposit as long as the bank guarantee is in place.  We can terminate the bank guarantee or replace the cash collateral with a letter of credit at our option at any time and, therefore, have unrestricted access to the cash.  However, terminating the bank guarantee would be expected to have detrimental legal and tax consequences that could prevent us from conducting business as usual in Brazil.  We intend to replace the bank guarantee and related cash collateral with a letter of credit, likely under our Revolver, in the near future upon negotiation of commercially acceptable terms and conditions.

In September 2012, we received approximately $1.1 million, as trustee, from a death benefit insurance policy for a recently deceased employee in the U.K.  We recorded the cash receipt along with a corresponding current liability.  The cash was not restricted, although we did not intend to use it for Company purposes at any time prior to distribution.  On January 8, 2013, we distributed the $1.1 million insurance proceeds, along with the interest earned since September 2012, as instructed by the decedent’s insurance company.

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

We expect that cash flows from foreign operations will be required to meet our domestic debt service requirements.  There is no assurance that the foreign subsidiaries will generate sufficient cash flow or that the laws in foreign jurisdictions will not change to limit our ability to repatriate these cash flows or increase the tax burden on the collections.  However, we have not had, nor do we have any knowledge of, any such limitations currently, nor in the near-term, that could impact our ability to meet our operating requirements over the next twelve months.

Contractual Obligations

Our contractual obligations consist primarily of maturities of our:  long-term debt; operating lease arrangements for office space and equipment; telecommunications network managed services agreement; estimated pension payments due to beneficiaries under our unfunded German and Philippine defined benefit pension plans; and a deferred payment with respect to our Interchange acquisition in Brazil, and operations.  The following table summarizes our long-term contractual obligations as of December 31, 2012 (in thousands):

		Payments Due by Period
As of December 31, 2012	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (1)	$785,000	$—	$785,000	$—	$—
Operating leases (2)(3)	64,534	16,369	19,144	11,800	17,221
Network managed service agreement (4)	27,823	7,400	20,423	—	—
Pension obligations for the next ten years	12,755	907	1,909	2,256	7,683
Interchange deferred payment (5)	3,407	—	3,407	—	—

Total contractual obligations	$893,519	$24,676	$829,883	$14,056	$24,904

(1)
Long-term debt consists of Senior Secured Notes issued December 23, 2009 and maturing on June 15, 2015.  The annual interest rate on the notes is 9.75%, with semi-annual interest payments of $38.3 million on June 15 and December 15 each year.

(2)
In 2009, we entered into a sublease agreement for our former corporate headquarters which expires concurrent with our original lease in April 2014.  The aggregate required lease payments are approximately $2.5 million in 2013 and $0.8 million in 2014, which is net of sublease rents of approximately $4.0 million in 2013 and $1.3 million in 2014.

(3)
In 2009, we entered into an agreement for a new corporate headquarters facility that requires lease payments of approximately $3.1 million in 2013, $3.2 million in both 2014 and 2015, $3.3 million and $3.4 million in 2016 and 2017, respectively, and $11.7 million for the balance of the initial lease term expected to end in March 2021.

(4)	Amounts are based upon the minimum cost guarantee in the agreement. Actual costs have exceeded the minimum cost guarantee in each period of the contract to date.

(5)
In accordance with the December 2008 Interchange acquisition agreement, the former shareholders of Interchange (who were also Interchange’s largest customers) are due a deferred payment or “rebate” which is calculated as a percentage of annual revenue generated by those customers for a 5-year period after acquisition.  The rebate is discounted to net present value, as it is not due until 2014.  As of December 31, 2012, the cumulative rebate due at the end of the first quarter of 2014 is approximately $3.4 million.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Acquisition Accounting

Acquisitions are accounted for using the purchase method of accounting prescribed in Financial Accounting Standards (“FAS”) Codification 805 – Business Combinations.  Under this standard, assets and liabilities acquired are recorded at their fair values on the date of acquisition.  Certain long-lived assets recorded at their fair values including property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets will result in additional depreciation and amortization expense after the acquisition.  The amount of depreciation and amortization will be based upon the assets’ fair values at date of acquisition and the estimated useful lives of the respective assets.  Following the acquisition, revenue and operating income are typically affected by a reduction of deferred revenue over its remaining term to reflect estimated fair value of the obligation which includes the estimated cost to deliver and associated margin.

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

Transaction Processing — We earn recurring transaction processing revenue from facilitating the exchange of business documents among our customers’ computer systems and those of our trading partners.  Such revenues are generally based on a per-transaction fee or monthly minimum charge and are recognized in the period in which the related transactions are processed.  Revenue on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of actual transactions or the specified contract minimum amounts.

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

Effective January 1, 2011, we adopted the provisions of Accounting Standards Update (“ASU”) 2009-13 – Revenue Arrangements with Multiple Deliverables, which requires companies to allocate the overall arrangement consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence (“VSOE”) or other third-party evidence of the selling price.  We identified no significant impact on our consolidated results of operations and financial condition when we adopted ASU 2009-13.  For non-software arrangements with more than one element of revenue with stand-alone value, we allocate revenue to each component based on VSOE, third-party evidence of selling price when available, or estimated selling price.  VSOE for software maintenance is based on contractual renewal rates.  Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

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

We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these deferred costs as of December 31, 2012 and 2011 was $28.7 million and $26.4 million, respectively.

Valuation of Accounts Receivable

We must make estimates of potential uncollectible amounts and credits to be issued in valuing our accounts receivable.  We analyze historical credits issued, current economic trends and changes in customer demand and acceptance of our products and services when evaluating the overall adequacy of the provision for sales credits and allowances.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the overall adequacy of the allowance for doubtful accounts.  However, if the financial condition of our customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required.

As of December 31, 2012, 2011 and 2010, we had allowances for doubtful accounts and sales credits of $15.0 million, $14.8 million and $12.4 million, respectively.

Capitalization of Software

We capitalize software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40 – Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.  We begin to capitalize costs for software to be used internally when we enter the application development stage.  This occurs when we have completed the preliminary project stage, our management authorizes and commits to funding the project, and we believe it is feasible that the project will be completed and the software will perform the intended function.  We stop capitalizing costs related to a software project when we believe we have entered the post implementation and operation stage.

We capitalized approximately $25.4 million, $24.9 million and $16.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.  If we were to make different determinations with respect to the state of development that a software project had achieved, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

The costs we capitalize during the application development stage consist of payroll and related costs for our employees who are directly associated with, and who devote time directly to, a project to develop software for internal use.  We also capitalize the direct costs of materials and services, which generally includes outside contractors, and interest.  We do not capitalize any general and administrative or overhead costs or costs incurred during the application development stage related to training or data conversion costs.  We capitalize costs related to upgrades and enhancements to internal-use software if those upgrades and enhancements result in additional functionality.  If upgrades and enhancements do not result in additional functionality we expense those costs as incurred.  If we were to make different determinations with respect to whether upgrades or enhancements to software projects would result in additional functionality, then the amount we capitalize and the amount we charge to expense for that project could differ materially.

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

Amortization expense related to software for internal use was $20.8 million, $20.2 million and $20.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.  If we were to make different determinations with respect to the estimated useful lives of the software, the amount of amortization we charge in a particular period could differ materially.

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

Valuation of Long-lived Assets

Our long-lived assets, which consist primarily of property and equipment, including capitalized costs for software developed for internal use, and acquired intangible assets totaled net book values of approximately $210.1 million, $225.5 million and $236.9 million as of December 31, 2012, 2011 and 2010, respectively.

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

Goodwill

As of December 31, 2012 and 2011, we had goodwill in the amount of $269.0 million and $268.8 million, respectively.

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

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, which is intended to simplify how an entity is required to test goodwill for impairment under ASU 2010-28 (issued in December 2010) by allowing an entity to first assess qualitative factors (which are defined in the new guidance) to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  We adopted ASU 2011-08 on January 1, 2012, as required, and during each of the 2012 interim periods we assessed the qualitative factors (as defined in ASU 2011-08) and determined that goodwill was not impaired; as it was more likely than not that the fair value of the entity was greater than the carrying amount.

As of December 31, 2012 and 2011, we completed goodwill impairment testing in accordance with ASU 2010-28 (including performing the required step-two test) and determined that goodwill was not impaired.  Our impairment tests were based on a single operating segment and reporting unit structure.  The fair value of the reporting unit exceeded the carrying value at December 31, 2012 and 2011, respectively.

Restructuring

We calculate any facility charges included in the restructuring charges recorded by discounting the net future cash obligation of the existing leases less anticipated rental receipts to be received from existing and potential subleases.  This requires significant judgment about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space.  These judgments are based upon independent market analysis and assessment from experienced real estate brokers.  If we were to make different determinations with respect to these factors the amounts of our restructuring charges could differ materially, although most of our vacant space has been sublet with the sublease of our former corporate headquarters commencing in 2009.

Deferred Taxes

As of December 31, 2012 and 2011, we had net deferred tax liabilities of $5.8 million and $4.7 million, respectively.  Such amounts are net of valuation allowances of $340.8 million and $329.7 million as of December 31, 2012 and 2011, respectively.

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

Foreign Currency Risk

The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period.  Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholder's deficit titled “accumulated other comprehensive loss.”  Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation.  Our foreign currency risk is primarily for transactions denominated in the Euro, British pound, Japanese yen, Brazilian real, Indian rupee, Philippine peso and Canadian dollar.

Although much of our revenues are generated in U.S. dollars, approximately $195.9 million, or 40.2% of our total revenues for the year ended December 31, 2012, were generated in non-U.S. dollar denominated currencies.  Our revenues generated in non-U.S. dollar denominated currencies for the year ended December 31, 2011 were $199.0 million, or 41.5% of our total revenue.

Our operating expenses are also generally denominated in U.S. dollars; however, approximately $130.3 million, or 32.2% of our total operating expenses for year ended December 31, 2012, were denominated in foreign currencies.  Our operating expenses generated in foreign currencies for the year ended December 31, 2011 were $120.8 million, or 31.1% of our total operating expenses.

Due to the relatively stronger U.S. dollar during the year ended December 31, 2012, our operating income was negatively affected by $1.6 million when compared to the year ended December 31, 2011.

From a sensitivity analysis viewpoint, based on our financial results for the year ended December 31, 2012, a hypothetical overall 10.0% change in the U.S. dollar from the average foreign exchange rates during the year ended December 31, 2012 would have impacted our revenue and operating income by approximately $19.6 million and $6.6 million, respectively, for the year ended December 31, 2012.

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

On December 23, 2009, we entered into a Credit and Guaranty Agreement which provides us with a $50.0 million revolving credit facility, or “Revolver.”  The Revolver was amended on February 29, 2012 and now provides for an interest rate at 4.50% above the LIBOR, or a rate that is 3.50% above the administrative agent’s “base rate,” at our option, and the elimination of all interest rate floors.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this item, beginning on page F-1 of the Annual Report on Form 10-K.  The financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our principal executive officer and our principal financial officer, as of December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 27, 2013 the employment agreements for Gregg Clevenger, Executive Vice President and Chief Financial Officer, and for George Schulze, Executive Vice President, Global Sales of GXS Group, Inc. and its principal subsidiaries including the Company, were amended. The amendment to Mr. Clevenger’s agreement increases his annual base compensation from $350,000 to $375,000 effective April 1, 2013 and his annual performance-based cash bonus opportunity from $245,000 to $262,500.

The amendment to Mr. Schulze’s agreement increases his annual base compensation from $375,000 to $425,000 effective April 1, 2013 and his annual performance-based cash bonus opportunity from $262,500 to $297,500 . Under the amendment, Mr. Schulze is eligible to receive a retention bonus in the amount of $350,000, payable on the earlier of March 14, 2014, an initial public offering of GXS common stock, the sale of all or substantially all of GXS’ assets or the termination of his employment not for cause. In the event of Mr. Schulze’s termination not for cause in connection with or following a change of control, Mr. Schulze would have two years’ (instead of one year’s) accelerated vesting of any unvested common stock option awards granted pursuant to the GXS Group Long Term Incentive Plan. Following a

termination not for cause, Mr. Schulze’s vested equity and transaction bonus program awards will continue for three years following the date of termination.

The 2013 performance-based cash bonus target for Messrs. Clevenger and Schulze is set pursuant to the Management Bonus Plan for named executive officers and other executive officers, and is based on several components, including Company financial performance, certain customer satisfaction and employee engagement indicators and individual performance.  For 2013, Company financial performance will be measured using revenue and Adjusted EBITDA targets (as reflected in the Company’s 2013 financial plan presented to and approved by the Board of Directors).  After determining the level of funding of the executive bonus pool based on the achievement of the corporate components, the annual bonus for the various named executive officers can be adjusted up or down to a maximum of 50 percent based on individual performance.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding the executive officers, directors and certain other employees who report directly to the Chief Executive Officer of GXS as of the filing date of this Annual Report on Form 10-K.

Name	Age	Position
Robert Segert	44	Director, President and Chief Executive Officer
Gregg Clevenger	49	Executive Vice President and Chief Financial Officer
Scott Cravotta	45	Senior Vice President, Global Professional Services
Miguel Garcia	55	Senior Vice President, Product Development and Chief Technology Officer
George Hall	58	Senior Vice President, Global Human Resources
Sal Mahbouba	55	Senior Vice President, Global Support Services
Richard Nash	52	Senior Vice President, General Counsel and Secretary
Pat. Salmonese	59	Senior Vice President, Business Integration
Karl Salnoske	59	Executive Vice President, Global Service Delivery and Chief Information Officer
Steven Scala	52	Senior Vice President, Corporate Strategy and Development
George Schulze	57	Executive Vice President, Global Sales
David Swanlaw	53	Senior Vice President, Global Operations
Michael Tschiderer	53	Vice President, Global Controller and Treasurer
David Golob	45	Chairman of the Board of Directors
Prescott Ashe	45	Director
Kevin Genda	48	Director
Gary Greenfield	58	Director
Venkat Mohan	60	Director
My Le Nguyen	31	Director
Carl Wilson	66	Director

The following is a brief biography of each of our executive officers and directors:

Robert Segert has been a Director since 2008 and GXS’s President and Chief Executive Officer since 2008.  Prior to joining GXS in 2008, Mr. Segert spent ten years at EDS in various capacities, including leader of the Global Financial Products Industry, Chief Marketing Officer, General Manager of U.S. Financial Services and Managing Director of Corporate Strategy and Planning.  He has also held roles at A.T. Kearney and Frito-Lay, Inc.  Mr. Segert currently serves on the board of directors of EPAM Systems, Inc.  Mr. Segert received a Bachelor of Science degree in Mechanical Engineering from Purdue University and a Masters in Business Administration from Harvard Business School.

Gregg Clevenger has served as Executive Vice President and Chief Financial Officer for GXS since 2010.  Mr. Clevenger previously served as Chief Financial Officer of Infinia Corporation, a solar technology company, from 2007 through August 2010.  Prior to that, Mr. Clevenger briefly served in 2007 as Executive Vice President and Chief Financial Officer of iQor, an international accounts receivable management company, and was Executive Vice President and Chief Financial Officer of Mpower Communications, a publicly traded communications provider, from 2002 to 2006.  Earlier in his career Mr. Clevenger was an investment banker for ten years, with Goldman Sachs, Morgan Stanley and Argent Group.  Mr. Clevenger currently serves on the board of directors and as a member of the audit committee of Cross Match Technologies, Inc.  He received a Masters in Business Administration degree and a Bachelor of Arts degree in Economics, both from Washington University in St. Louis.

Scott Cravotta has served as Senior Vice President, Global Professional Services for GXS since 2011.  Mr. Cravotta has over 18 years of experience in Professional Services, most recently as Vice President and General Manager at Automatic Data Processing (ADP), one of the world’s largest providers of business outsourcing solutions.  Mr. Cravotta spent approximately 14 years at ADP in various Professional Services leadership roles, as well as many years as Vice President of Product Development, developing and hosting enterprise scale portal and SaaS applications.  Early in his career, Mr. Cravotta was a technical and ERP implementation expert working at CDG & Associates and Perdue Farms Inc.  Mr. Cravotta holds a Bachelor of Science degree in Political Science from West Virginia University.

Miguel Garcia has served as Senior Vice President, Product Development and Chief Technology Officer for GXS since 2011.  Prior to joining GXS, Mr. Garcia was Senior Vice President, Product Development for SAP Business Objects from 2006 to 2010, where he was responsible for the development of products in Business Intelligence, Enterprise Performance Management and Governance Risk and Compliance.  Mr. Garcia served as Vice President of Software Development and Architecture at S1 Corporation and as Vice President of Software Development and Technology Strategy at CNN Interactive, and was part of the team that created the CNN.com family of sites.  He holds a Bachelor of Engineering degree in Electronic Engineering from Universidad Javeriana, in Bogota, Colombia and a Master of Science degree in Computer Science from the State University of New York at Stony Brook.

George Hall has served as Senior Vice President, Global Human Resources for GXS since 2010.  He oversees all human resources functions worldwide, including talent acquisition and management, performance development, organizational capability, compensation and benefits, and employee relations.  Mr. Hall began his Human Resources career over 25 years ago in the financial services sector.  He has served as a senior human resources executive in a variety of industries, including software products and services, retail, and most recently as the Global Human Resources Officer at Marriott International prior to joining GXS.  Mr. Hall received his undergraduate degree in Business Administration from the University of Texas at Austin.

Sal Mahbouba has served as Senior Vice President, Global Support Services for GXS since February 2012.  Prior to joining GXS, Mr. Mahbouba served in 2011 as President, Global Services for Sanmina-SCI where he was responsible for driving revenue and providing delivery of Sanmina-SCI Services.  From 2005 to 2010, Mr. Mahbouba was General Manager and Vice President, Global Support Services at Avaya responsible for Support Services profit and loss, including offer definition, go to market strategy, and services delivery.  Earlier in his career, he held various senior leadership positions with Oracle Corporation and Fujitsu America.  He holds a Bachelor of Science in Mathematics and a Master of Science in Computer Science from City University of New York.  Mr. Mahbouba is a director of Redhawk Investments, LLC.

Richard Nash has served as Senior Vice President, General Counsel and Secretary for GXS since 2008.  Prior to joining GXS, Mr. Nash was Associate General Counsel and Corporate Secretary of Friedman, Billings, Ramsey Group, Inc., a financial services firm, and of FBR Capital Markets Corporation, its investment banking subsidiary.  From 2001 to 2005, Mr. Nash was Vice President, Corporate Affairs of Intelsat, a global satellite communications and broadcast services provider.  From 1995 to 2001, Mr. Nash was Vice President and Assistant General Counsel of Global TeleSystems, Inc.  Mr. Nash received an A.B. from Princeton University (Woodrow Wilson School of Public and International Affairs) and a J.D. from Columbia Law School.

Pat. Salmonese has served as Senior Vice President, Business Integration for GXS since 2012.  Prior to this position, she served in various leadership capacities for GXS, including Vice President & General Manager for the Product Master Data Management business line and, most recently, as Vice President/Customer Executive for a strategic customer relationship.  Prior to the acquisition of HAHT Commerce by GXS in 2004, she served as Vice President/General Manager of HAHT’s global professional services division.  In her more than 25 years of experience, Ms. Salmonese has served in various leadership capacities for organizations dedicated to the development and delivery of leading edge technology solutions and services, including TRW System & Integration Group, BDM International, and Peopleclick, Inc.  She holds a Bachelor of Science degree in Business Administration from Mount Olive College in North Carolina.

Karl Salnoske has served as Executive Vice President, Global Service Delivery and Chief Information Officer for GXS since 2010.  Prior to joining GXS, Mr. Salnoske was Vice President and Chief Information Officer of Schering-Plough Corporation from 2004 to 2009.  Mr. Salnoske was Chief Executive Officer of Adaptive Trade, a software company, from 2001 to 2004.   From 1999 to 2001 Mr. Salnoske served as vice president of IBM’s Global Services division where he was responsible for e-business services, including electronic data interchange (“EDI”).  He holds a Bachelor of Science degree in Electrical Engineering from Virginia Polytechnic Institute and a Master of Science degree in Electrical Engineering from Rochester Institute of Technology.

Steven Scala has served as Senior Vice President, Corporate Strategy and Development at GXS since 2011 and previously was Senior Vice President of Corporate Development from 2002 to 2011.  From 1999 to 2002, he served as GXS’s (then GE Information Systems) Vice President of Marketing and as the Marketing Director of EDI software and services from 1997 to 1999.  Prior to joining GXS, Mr. Scala worked in various capacities at IBM from 1982 to 1997 including as a Marketing Manager from 1996 to 1997.  Mr. Scala received a Bachelor of Science degree in Management Information Systems from Southern New Hampshire University and a Masters in Management Science from the University of South Florida.

George Schulze has served as Executive Vice President, Global Sales for GXS since February 2012.  Prior to February 2012, he had served as Senior Vice President of Global Sales since 2008.  Mr. Schulze joined GXS in 2005 as Vice President of Sales for the Americas region.  Prior to joining GXS, Mr. Schulze was Vice President and Managing Director of Sales at BearingPoint, Inc. from 2002 to 2005 and a Managing Director of KPMG LLP from 1999 to 2000.  Mr. Schulze holds a Bachelor of Science degree in Civil Engineering from Lehigh University.

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

Michael Tschiderer has served as Vice President, Global Controller and Treasurer (Principal Accounting Officer) of GXS since 2011.  He previously served as Vice President of Finance of Infinia Corporation from 2008 to 2011.  Prior to that, Mr. Tschiderer served from 2006 to 2008 as Executive Vice President and Chief Financial Officer of Ecovation, Inc., and from 2000 to 2006 was Senior Vice President of Finance, Controller and Treasurer of Mpower Communications.  Earlier in his career, Mr. Tschiderer, a certified public accountant, was a partner with Bonadio & Co. LLP, an accounting firm, and an audit manager with Arthur Andersen & Co.  Mr. Tschiderer holds a Bachelor of Business Administration degree from St. Bonaventure University.

David Golob has been the Chairman of the Board of Directors since 2011 and a Director since 2002.  Mr. Golob is also the Chairman of each of the board’s three committees – Executive, Audit and Compensation.  Mr. Golob joined Francisco Partners as a Partner in 2001.  From 1998 to 2000, Mr. Golob was a Managing Director with Tiger Management Corporation.  Mr. Golob also serves on the board of directors of Allston Trading, LLC, Attachmate, Barracuda Networks, Inc., Grass Valley and Plex Systems, Inc.  Mr. Golob holds an MBA from the Stanford Graduate School of Business and an AB from Harvard College.

Prescott Ashe has been a Director since the Inovis Merger in 2010.  Mr. Ashe has been a Managing Director of Golden Gate Capital since its inception in 2000.  Prior to joining Golden Gate Capital, Mr. Ashe was a Principal at Bain Capital, which he initially joined in 1991.  Prior to Bain Capital, Mr. Ashe was a consultant at Bain & Company.  Mr. Ashe also serves on the board of directors of Aeroflex Holding Corp., Aspect Software Inc., Infor (U.S.), Inc., U.S. Silica Holdings, Inc., and GGC Software Holdings Inc.  Mr. Ashe holds a J.D. from Stanford Law School and a B.S. in Business Administration from the University of California at Berkeley.

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

Gary Greenfield has been a Director since 2003 and served as the Chief Executive Officer of GXS from 2003 to 2007.  During the same period, he also was an Operating Partner with Francisco Partners.  Mr. Greenfield is a Partner with Court Square Capital Partners, which he joined in 2013.  Mr. Greenfield served as Chairman, President and Chief Executive Officer of Avid Technology, Inc., from 2007 to 2013.  Mr. Greenfield serves on the board of directors of Avid and Vocus, Inc.

Venkat Mohan has been a Director since 2002 and is a member of the Compensation and Audit Committees.  Mr. Mohan is an Operating Partner at Norwest Venture Partners, which he joined in 2000.  Before joining Norwest Venture Partners, Mr. Mohan served for one year as President and Chief Operating Officer of OnDisplay, Inc.  Mr. Mohan also sits on the board of directors of The 41st Parameter, Inc., RiseSmart, Inc., and TrustID.  Norwest Venture Partners is one of the co-investors with Francisco Partners.

My Le Nguyen has been a Director since 2011.  Ms. Nguyen is a Principal of Francisco Partners, where she evaluates and executes private equity investments across the technology industry.  She currently serves on the boards of WatchGuard Technologies and EF Johnson Technologies.  Prior to joining Francisco Partners in 2005, Ms. Nguyen worked at Morgan Stanley in the Technology Group, where she executed a number of transactions across the software, systems and Internet sectors.  She also previously worked at IDG Ventures, a leading global venture capital firm.  Ms. Nguyen has an MBA from the Stanford Graduate School of Business and a BA in Economics from Stanford University.

Carl Wilson has been a Director since 2003 and is a member of the Compensation Committee.  He served as Executive Vice President and Chief Information Officer of Marriott International, Inc. from 1997 to 2011.  Before joining Marriott International, Mr. Wilson served as Chief Information Officer and Vice President of Information Resources for Georgia-Pacific Corporation and before that as Senior Vice President of Management Information Services for the Food and International Retailing Sectors of Grand Metropolitan Plc.  Mr. Wilson currently serves as a director of FrontRange Solutions, Inc.  Mr. Wilson previously served on the IBM Board of Advisors, the AT&T Executive Customer Advisory Council, the Oracle CIO Advisory Board and the board of directors of The Reader’s Digest Association, Inc.

Board of Directors

We are a privately owned company.  Our Board of Directors currently consists of eight directors, with one additional director slot currently vacant.  Our by-laws provide that our Board of Directors shall consist of two directors, or such other number as agreed by the board.  Under our Shareholders’ Agreement, one member of our Board of Directors is appointed by and is a partner of Golden Gate Capital, one member is appointed by and is a partner of Cerberus Partners, and Francisco Partners may appoint up to seven directors.

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

While the audit committee has the powers and responsibilities set forth in its charter, it is not the responsibility of the audit committee to plan or conduct audits or to determine that our financial statements are complete and accurate or are in compliance with generally accepted accounting principles.  This responsibility falls to our management and our independent auditors.  Likewise, it is not the responsibility of our audit committee to conduct investigations, resolve disputes, if any, between management and our independent auditors or to assure compliance with laws and regulations or our legal and ethical compliance policies.  Because our common stock is not currently listed on a national securities exchange, we are not required to have an independent audit committee.  Members of our audit committee are Messrs. Golob and Ashe, and Ms. Nguyen, with Mr. Golob serving as chairman.  All members of the audit committee are financially literate.

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

The compensation committee also administers our compensation and benefit plans and programs, including our stock incentive plan and other long-term incentive plans.  Because our common stock is not currently listed on a national securities exchange, we are not required to have an independent compensation committee.  Members of our compensation committee are Messrs. Golob and Wilson, with Mr. Golob serving as chairman.

Although, as noted above, the composition of our Board of Directors has been determined by the stockholders agreement, we believe that our directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure (see primarily the information discussed in each director’s biography set forth above under “Executive Officers and Directors”).  Mr. Golob, as one of the representatives of our majority stockholder, Francisco Partners, L.P., a technology focused private equity firm, has been a director since Francisco Partners and its co-investors' acquisition of us from General Electric in 2002.  He has an extensive background in, and knowledge of, the business issues, challenges and opportunities facing growth companies in information technology, software and services and experience as directors of such companies.  A partner with Francisco Partners since 2001, Mr. Golob formerly was managing director and co-head of the global technology group at Tiger Management, and previously was a private equity investor at General Atlantic Partners and Sutter Hill Ventures, where he focused on the software industry.  Mr. Golob was a management consultant with McKinsey & Company earlier in his career.  Ms. Nguyen is another representative of our majority stockholder and became a director in October 2011.  Ms. Nguyen is a principal of Francisco Partners, where she evaluates and executes private equity investments across the technology industry.  Prior to joining Francisco Partners in 2005, Ms. Nguyen worked at Morgan Stanley in the Technology Group, where she executed a number of transactions across the software, systems and Internet sectors.  She also previously worked at IDG Ventures, a leading global venture capital firm.

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

Mr. Greenfield is a partner with Court Square Capital Partners.  He has diverse senior executive experience in high technology companies, including service as chairman, president and chief executive officer of Avid Technology, Inc. from 2007 to 2013, and from 2003 to 2007 as our chief executive officer.  During the same period, he also served as an operating partner with Francisco Partners.  From 2002 to 2003, Mr. Greenfield served as chief executive officer of Peregrine Systems, Inc., an infrastructure management software company, and prior to that, as president and chief executive officer of Merant PLC, a provider of software solutions for enterprise change management.  Mr. Mohan, an operating partner in Norwest Venture Partners, a co-investor with Francisco Partners, has more than 25 years of experience in company operations.  Before joining Norwest Venture Partners, Mr. Mohan served for several years as president and chief operating officer of OnDisplay, a leading provider of B2B infrastructure software and services.  From 1996 to 1999, Mr. Mohan also served as our vice president of Global Marketing and Business Development.  Mr. Segert, our president and chief executive officer since 2008, has broad and diverse experience in the information technology services industry.  Prior to joining GXS, Mr.

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

Compensation Committee Interlocks and Insider Participation

During 2012, Messrs. Golob and Wilson were members of our Compensation Committee.  During 2012, no member of the Compensation Committee was (i) an employee or current or former officer of the Company or (ii) had any relationship requiring any disclosure under any paragraph of Item 404 of Regulation S-K.

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

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2012, 2011 and 2010 by our named executive officers.  Our named executive officers include our President and Chief Executive Officer and our next two most highly compensated executive officers for fiscal year 2012 who were serving as executive officers on December 31, 2012, our Executive Vice President and Chief Financial Officer and our Executive Vice President, Global Sales.

SUMMARY COMPENSATION TABLE
FOR THE YEARS ENDED DECEMBER 31, 2012 and  2011

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)(3)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)

Robert Segert	2012	598,083	959,500	—	215,000	—	—	6,140	1,778,723
President and Chief Executive Officer (5)	2011	575,080	897,360	—	—	—	—	6,112	1,478,552

Gregg Clevenger	2012	348,882	318,684	—	67,697	—	—	5,726	740,989
Executive Vice President and Chief Financial Officer	2011	348,882	201,312	—	—	—	—	1,061	551,255

George Schulze	2012	368,051	356,967	—	61,394	—	—	4,582	790,994
Executive Vice President, Global Sales	2011	343,131	279,600	—	78,000	—	—	1,042	701,773

(1)
The bonus amounts represent the sum of cash payments for:  (i) performance-based annual incentive compensation under the Management Bonus Plan which is earned and accrued in the calendar year, as adjusted to reflect subjective factors and evaluations, other than an advance payment of 20% of full-year annual target made in August based on mid-year performance results, is paid in the first quarter of the subsequent year; and (ii) any special/discretionary bonuses paid during the fiscal year.

(2)
The option award amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, as more fully described in Note 16 to the Company’s consolidated financial statements included in the Form 10-K for the 2012 fiscal year. On May 10, 2012, Messrs. Segert, Clevenger and Schulze received options to purchase 1,250,000 shares, 350,000 shares and 350,000 shares, respectively, of GXS Group, Inc. under the 2010 GXS Group, Inc. Long-Term Incentive Plan (the “Group LTIP”) with an exercise price of $0.81 per share and a four year vesting period, whereby 25% vests upon the first anniversary of the grant and 1/36 of the remaining shares vest each month thereafter.  The grant date fair values of Messrs. Segert, Clevenger and Schulze’s awards calculated in accordance with FASB ASC Topic 718 was $0.172 per share, or $215,000, $60,200 and $60,200, respectively.

(3)
On June 6, 2012, the Group LTIP was amended by shareholders to lower the option award exercise price from $1.26 per share to $0.81 per share on up to 8,944,416 shares, or effectively all of the outstanding option awards granted under the Group LTIP to date.  The vesting period, expiration dates and other terms of each option remained unchanged.  This option award re-pricing event affected the 2011 and 2010 option awards granted to Messrs. Schulze and Clevenger by creating incremental fair value of $1,194 and $7,497, respectively, which is then recognized and included as part of their respective 2012 option award amount set forth above.

(4)	Other compensation includes amounts related to 401(k) plan matching contributions and imputed income for supplemental life insurance.

(5)
Mr. Segert’s 2012 bonus includes $250,000 in recognition of his efforts in leading the Company to achieve certain 2012 revenue growth goals.  The special/discretionary bonus, which was accrued in the 2012 calendar year and included in the Company’s 2012 financial results, was paid in the first quarter of 2013.

Employment Agreements and Letters with Our Named Executive Officers

We have entered into employment agreements or signed employment offer letters with each of our named executive officers.  Each such agreement or offer letter provides for an annual salary, target bonus, and customary employee benefits.  It also provides for options under the Group LTIP to purchase shares of common stock of GXS Group and, in the case of Messrs. Segert and Schulze, participation in the Management Incentive Award Program (the “MIAP”).  As a condition to receiving the options to purchase GXS Group common stock, our named executive officers are subject to non-competition and non-solicitation provisions during their period of employment and for a period of twelve months after termination, and are required to enter into a proprietary information and inventions agreement.

We have entered into an employment agreement with Mr. Segert.  Mr. Segert’s employment agreement has no definite term, and may be terminated by Mr. Segert on 30 days’ notice and by our Company at any time.  It provides that Mr. Segert shall also be a member of the board of directors during the term of his employment.

The employment agreement provides that if we terminate Mr. Segert without cause, other than by reason of the executive’s death or disability, the terminated officer will receive:

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

Mr. Segert’s employment agreement, as amended, provides that following termination (other than for cause), in the event that he elects COBRA continuation coverage, we will pay for a period of 12 months the same amount paid by our company toward health insurance premiums during his employment.  In addition, Mr. Segert’s employment agreement provides that in the event that he resigns for “Good Reason” (as defined in his employment agreement), he will be entitled to receive the same severance benefits to which he would be entitled if he were terminated by us without cause.  In the event that Mr. Segert’s employment is terminated not for cause within 12 months of a change of control (as defined in his employment agreement), he will receive as cash severance an amount equivalent to 1.5 times his annual salary, 1.5 times his annual target performance-based bonus and a pro-rata amount of his annual target performance-based bonus through the date of his termination.  In addition, Mr. Segert will receive 18 months continuation of benefits.

Offer letters, as amended, for our other named executive officers (i.e., Messrs. Clevenger and Schulze) provide for employment at will.  The letters provide for termination payments of between nine and twelve months of base salary and pro-rated portion of the executive’s most recent annual bonus upon a termination of employment, other than for cause or resignation.  If Mr. Schulze is terminated without cause within 12 months following a change of control (as defined in the Group LTIP) there is accelerated vesting on the date of termination of that portion of his options that would have become vested and exercisable within 24 months of the termination date.  In the event of termination of Mr. Schulze’s employment not for cause within 12 months of a change of control (as defined in his employment letter), each such executive he will receive as cash severance an amount equal to his annual salary, his then annual performance-based bonus target and a pro-rata amount of his target bonus through the date of his termination.  If Mr. Clevenger is terminated without cause of resigns for “Good Reason” (as defined in his letter) within 12 months of a change of control (as both terms are defined in his employment letter), he will receive as cash severance an amount equal to his then current annual salary, his then annual performance-based bonus target plus a pro-rata amount of his then annual bonus target.  In the event of termination not for cause or his “Good Reason” resignation within 12 months of a change of control (as defined in the Group LTIP), there is full accelerated vesting on the date of termination of all of Mr. Clevenger‘s outstanding unvested options.  In addition, in such event, Messrs. Clevenger and Schulze will each be entitled to a continuation of benefits following the date of termination.  The named executive officer offer letters may provide that, in the event of a change of control (as defined in the Group LTIP) in the event that the executive is not offered a comparable position of employment, such event will be deemed as a termination of employment without cause.

Post Termination of Employment Compensation

As discussed above, we have employment agreements or offer letters with our named executive officers that provide for payments at, following, or in connection with certain terminations (including constructive termination) of the named executive officer.  Our board of directors also retains discretion to provide severance in a particular case and under general corporate policies applicable to employees.  Unvested stock options held by grantees, including those held by named executive officers, may vest upon a change in control or following a change in control, or upon termination of employment due to death or disability, as provided under the terms of the Group LTIP and the applicable award agreement.

Outstanding Equity Awards

The following table sets forth certain information concerning the number and value of any outstanding unexercised option awards and unvested or unearned stock awards held by our named executive officers at December 31, 2012.  There was no public market for the Company’s common stock as of December 31, 2012.

OUTSTANDING EQUITY AWARDS
AS OF DECEMBER 31, 2012

		Option Awards						Stock Awards
										Equity Incentive Plan Awards
		Number of Securities Underlying Unexercised Options (#) (1)						Number of Shares or Units of Stock That Have Not Vested		Unearned Shares, Units or Other Rights That Have Not Vested
					Option Exercise Price ($) (2) (3)	Vesting Period (Years) (4)	Option Expiration Date	Number (#)	Market Value ($)	Number (#)	Market or Payout Value ($)
Name	Grant Date	Exercisable	Unexercisable	Unearned
Robert Segert	5/10/2012	—	1,250,000	—	0.81	4	5/10/2022	—	—	—	—
	1/1/2008	173,719	—	—	8.93	4	1/1/2018	—	—	—	—

Gregg Clevenger	5/10/2012	—	350,000	—	0.81	4	5/10/2022	—	—	—	—
	12/1/2010	500,000	500,000	—	0.81	4	12/1/2020	—	—	—	—

George Schulze	5/10/2012	—	350,000	—	0.81	4	5/10/2022	—	—	—	—
	4/27/2011	83,333	116,667	—	0.81	4	4/27/2021	—	—	—	—
	12/1/2008	12,605	—	—	8.93	4	12/1/2018	—	—	—	—
	2/28/2005	12,605	—	—	8.93	4	2/28/2015	—	—	—	—

(1)	Messrs. Segert, Clevenger and Schulze’s 2012 option awards were granted under the Group LTIP with an exercise price of $0.81 per share.

(2)
Mr. Clevenger’s 2010 option award and Mr. Schulze’s 2011 option award were each granted under the Group LTIP with an original exercise price of $1.26 per share.  On June 6, 2012, the Group LTIP was amended by shareholders to lower the option award exercise price from $1.26 per share to $0.81 per share on all of the outstanding option awards granted under the Group LTIP to date, including the 2011 and 2010 option awards for Messrs. Clevenger and Schulze, respectively.  The vesting period, expiration dates and other terms of each option remained unchanged.

(3)
Exercisable and unexercisable options held by Messrs. Segert and Schulze prior to 2010 under the GXS Holdings, Inc. Stock Incentive Plan (the “Holdings Plan”) were converted into Group option awards after the Inovis Merger using a conversion rate of approximately 18 to 1 multiplied by the Holdings Plan option award quantities and the option award exercise price was converted from $0.50 per share to $8.93 per share.  The vesting period, expiration dates and terms of each option remained unchanged.

(4)	Options vest over four years as follows: 25% of the shares underlying the option on the first anniversary of the grant date and 1/36 of the remaining shares each month thereafter.

Option Exercises and Stock Vested

There were no option awards exercised by the named executive officers or any stock awards that vested for the named executive officers during the year ended December 31, 2012.

Pension and Retirement Benefits

The Company does not maintain a defined benefit pension plan for its U.S. employees nor do any of the named executive officers receive any pension benefits from the Company.  The Company’s U.S. employees, including our named executive officers, participate in a tax-qualified defined contribution plan.  The Company matches 100% of employee contributions up to the first 2.0% of the employee’s salary up to the dollar limits defined under the plan.

Non-qualified Deferred Compensation

The Company does not maintain any non-qualified deferred compensation programs for the named executive officers.

Potential Payments Upon Termination or Change in Control

Upon termination of employment, the named executive officers may receive payments under their employment agreements or Company policies, as applicable, which are described in detail in the section entitled “Employment Agreements and Letters with Our Named Executive Officers.”

Director Compensation

We do not compensate directors who are directly or indirectly affiliated with our principal investors for their service on our board of directors, or any committee of our board of directors.  We currently have one director who is considered an independent or outside director, as he is neither directly nor indirectly affiliated with our principal investors.  Independent or outside directors earn fees for their board and committee service (i.e., attendance and participation) and are reimbursed for travel and other out-of-pocket expenses related to their board service.  During 2012, the outside directors’ fees were $7,500 per board meeting and $2,000 per committee meeting.

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

The following table summarizes the compensation earned by each non-employee director during the year ended December 31, 2012.

DIRECTOR COMPENSATION
FOR THE YEAR ENDED DECEMBER 31, 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Prescott Ashe	—	—	—	—	—	—	—

Kevin Genda	—	—	—	—	—	—	—

David Golob	—	—	—	—	—	—	—

Gary Greenfield (1)	—	—	—	—	—	—	—

Venkat Mohan (2)	—	—	—	—	—	—	—

My Le Nguyen	—	—	—	—	—	—	—

Carl Wilson (3) (4)	40,000	—	5,160	—	—	50,000	95,160

(1)
On November 30, 2010, Mr. Greenfield was granted stock appreciation rights in recognition of his past service to the Company and to replace a previous stock appreciation rights grant from 2008 that was cancelled in connection with the 2010 Inovis Merger.  The fair market value of these stock appreciation rights as of December 31, 2012 computed in accordance with the terms of the stock appreciation rights agreement and the independent valuation of the Company’s equity was approximately $2.4 million.

(2)	As of December 31, 2012, Mr. Mohan holds vested options to purchase 2,801 shares of common stock with an exercise price of $8.93 per share.

(3)
On November 1, 2012, Mr. Wilson received an option award to purchase 30,000 shares of common stock under the Group LTIP with an exercise price of $0.81 per share and a four year vesting period, whereby 25% vests upon the first anniversary of the grant and 1/36 of the remaining shares vest each month thereafter.  The grant date fair value of Mr. Wilson’s award calculated in accordance with FASB ASC Topic 718 was $0.172 per share, or $5,160.  As of December 31, 2012, Mr. Wilson holds vested options to purchase 28,022 shares of common stock, with 23,750 of the options having an exercise price of $0.81 per share and 4,272 of the options having an exercise price of $8.93 per share.

(4)
In November 2011, we entered into an agreement with Mr. Wilson to provide consulting services consisting of operational and technology reviews and assessments, as requested by the Company.  The agreement covered the period commencing November 15, 2011 through February 28, 2012.  During the year ended December 31, 2012, we recorded $50,000 for Mr. Wilson’s accrued consulting services fees, plus $4,361 for expenses incurred.  Additional details regarding this consulting agreement are disclosed in Note 18 (Related Party Transactions) to the Company’s consolidated financial statements included in Form 10-K for the 2012 fiscal year.

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

EQUITY COMPENSATION PLANS
AS OF DECEMBER 31, 2012

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (#) (c)
Equity Compensation Plans Approved by the Board of Directors:
GXS Group, Inc. common stock:
GXS Holdings, Inc. common stock options issued under the Holdings Plan and assumed by GXS Group upon Inovis Merger to convert to GXS Group, Inc. common stock when exercised (1)	397,477	8.93	—

GXS Group, Inc. common stock options issued under the Group LTIP (2) (3)	15,768,161	0.81	1,731,839

Equity Compensation Plans Not Approved by the Board of Directors	—	—	—

Total	16,165,638		1,731,839

(1)
Upon the completion of the Inovis Merger, the former GXS Holdings, Inc. common stock options awarded under the Holdings Plan were assumed by GXS Group and were converted from old Holdings Plan option awards to the new GXS Group, Inc. common stock options using a conversion rate of approximately 18 to 1 multiplied by the prior Holdings Plan option awards and the option award exercise price was converted from $0.50 per share to $8.93 per share.  The vesting period, expiration dates and terms were unchanged.

At the time of the conversion, there were a total of 1,055,255 shares available for issuance of which 642,372 shares were subject to outstanding options or were otherwise already issued.  However, none of the unawarded shares under the Holdings Plan are available for future issuance.  All future awards will be granted under the Group LTIP.  As of December 31, 2012, the number of outstanding options that were initially granted under the Holdings Plan was 397,477 and the number will continue to decrease as the options are exercised, expire or are forfeited by terminating employees.

(2)
On May 10, 2012, the Group LTIP was amended to increase the number of shares available in connection with grants of stock options and other stock-based compensation awards under the Group LTIP by 3,500,000 shares, or from 14,000,000 shares to 17,500,000 shares.

(3)
On June 6, 2012, the Group LTIP was amended to lower the option award exercise price from $1.26 per share to $0.81 per share on up to 8,944,416 shares, or effectively all of the outstanding option awards granted under the Group LTIP to date.  The vesting period, expiration dates and other terms of each option remained unchanged.

Directors, Executive Officers and Principal Stockholders

GXS Group, Inc. (“GXS Group”) owns 100% of GXS Holdings, Inc., which owns 100% of our issued and outstanding common stock.  The following table sets forth information regarding the beneficial ownership of the voting capital stock of GXS Group as of December 31, 2012, by:

•	the stockholders we know to be beneficial owners of more than five percent of the outstanding shares of GXS Group voting stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

The table shows the beneficial ownership of the parties listed as of December 31, 2012.  Unless otherwise indicated, we believe that each of the stockholders listed has sole voting and investment power with respect to their beneficially owned shares of common stock.  The percentages reflect beneficial ownership as determined under Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and are based on 105,158,720.54 shares of common stock outstanding as of December 31, 2012, and 1,999,769.54 shares of Series A Preferred Stock (which were convertible into 90,754,736.49 shares of common stock) outstanding as of December 31, 2012, and 4,594,792 options outstanding as of December 31, 2012, with respect to shares of common stock exercisable on or within 60 days of December 31, 2012.  Unless otherwise set forth below, the address of the listed stockholders is c/o GXS Group, Inc., 9711 Washingtonian Boulevard, Gaithersburg, Maryland 20878.

BENEFICIAL OWNERSHIP
AS OF DECEMBER 31, 2012

Name	Number of Shares of Common Stock Beneficially Owned	Percent of Class	Number of Shares of Series A Preferred Stock Beneficially Owned	Percent of Class
Five Percent Stockholders:
Francisco Partners, L.P. (1)	133,755,671.74	80.0%	1,368,351.41	68.4%
One Letterman Drive - Building C - Suite 410 San Francisco, CA 94129
Funds managed by Golden Gate Capital Management, LLC (2)	23,053,705.89	19.9%	234,041.89	11.7%
One Embarcadero Center, 39th Floor San Francisco, CA 94111
Cerberus Institutional Partners (America), L.P., Cerberus Institutional Partners, L.P. (3)	23,053,705.44	19.9%	234,041.88	11.7%
299 Park Avenue New York, NY 10171
Directors:
Prescott Ashe (2)	—	—	—	—
Kevin Genda (3)	—	—	—	—
David Golob (1)	—	—	—	—
Gary Greenfield	—	—	—	—
Venkat Mohan (4)	2,801	*	—	—
My Le Nguyen (1)	—	—	—	—
Carl Wilson (5)	31,842	*	—	—
Executive Officers:
Gregg Clevenger (6)	562,500	*	—	—
Scott Cravotta (7)	175,774	*	—	—
Miguel Garcia (8)	156,250	*	—	—
George Hall (9)	295,833	*	—	—
Sal Mahbouba	—	—	—	—
Richard Nash (10)	88,358	*	—	—
Pat. Salmonese (11)	98,730	*	—	—
Karl Salnoske (12)	76,062	*	—	—
Steven Scala (13)	36,922	*	—	—
George Schulze (14)	116,877	*	—	—
Robert Segert (15)	173,719	*	—	—
David Swanlaw (16)	244,792	*	—	—
Michael Tschiderer (17)	54,583	*	—	—
All directors and executive officers as a group (20 persons)	2,115,043	1.1%	—	—

*	Less than one percent (1%) beneficial ownership.

(1)
Francisco Partners, L.P. indirectly holds all of its voting stock through Global Acquisition LLC. As the managing member of Global Acquisition LLC, Francisco Partners, L.P. exercises voting and dispositive power over the shares of GXS Group voting stock held by Global Acquisition LLC. David Golob is a partner and My Le Nguyen is a principal of Francisco Partners, L.P. and, as a result, may be deemed to have or share beneficial ownership of the GXS Group voting stock held by these entities. Mr. Golob and Ms. Nguyen disclaim beneficial ownership of all such shares of GXS Group voting stock.

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

(4)
Includes beneficial ownership of 2,801 shares of common stock for which Mr. Mohan holds options exercisable on or within 60 days of December 31, 2012.   Mr. Mohan is a Partner at Norwest Venture Partners, which is a co-investor with Francisco Partners, L.P. in Global Acquisition LLC.

(5)	Includes beneficial ownership of 31,842 shares of common stock for which Mr. Wilson holds options exercisable on or within 60 days of December 31, 2012.

(6)	Includes beneficial ownership of 562,500 shares of common stock for which Mr. Clevenger holds options exercisable on or within 60 days of December 31, 2012.

(7)	Includes beneficial ownership of 175,774 shares of common stock for which Mr. Cravotta holds options exercisable on or within 60 days of December 31, 2012.

(8)	Includes beneficial ownership of 156,250 shares of common stock for which Mr. Garcia holds options exercisable on or within 60 days of December 31, 2012.

(9)	Includes beneficial ownership of 295,833 shares of common stock for which Mr. Hall holds options exercisable on or within 60 days of December 31, 2012.

(10)	Includes beneficial ownership of 88,358 shares of common stock for which Mr. Nash holds options exercisable on or within 60 days of December 31, 2012.

(11)	Includes beneficial ownership of 98,730 shares of common stock for which Ms. Salmonese holds options exercisable on or within 60 days of December 31, 2012.

(12)	Includes beneficial ownership of 76,062 shares of common stock for which Mr. Salnoske holds options exercisable on or within 60 days of December 31, 2012.

(13)	Includes beneficial ownership of 36,922 shares of common stock for which Mr. Scala holds options exercisable on or within 60 days of December 31, 2012.

(14)	Includes beneficial ownership of 116,877 shares of common stock for which Mr. Schulze holds options exercisable on or within 60 days of December 31, 2012.

(15)	Includes beneficial ownership of 173,719 shares of common stock for which Mr. Segert holds options exercisable on or within 60 days of December 31, 2012.

(16)	Includes beneficial ownership of 244,792 shares of common stock for which Mr. Swanlaw holds options exercisable on or within 60 days of December 31, 2012.

(17)	Includes beneficial ownership of 54,583 shares of common stock for which Mr. Tschiderer holds options exercisable on or within 60 days of December 31, 2012.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Policy and Procedure

We have established policies and other procedures regarding approval of transactions between the Company and any employee, officer, director, and certain of their family members and other related persons, including those required to be reported under Item 404 of Regulation S-K promulgated under the Securities Act.  These policies and procedures are generally not in writing, but are evidenced by principles and long standing practices adhered to by our Board of Directors.  All commercial related party relationships or transactions, regardless of size, are reviewed and ratified by our Audit Committee prior to entering into an agreement, and in accordance with Section 144 of the Delaware General Corporation Law, any related party relationships or possible transactions that involve a director or officer are reviewed and ratified in advance by disinterested members of the Board of Directors.  Generally speaking, we enter into related-party transactions only on terms that we believe are at least as favorable to us as those that we could obtain from an unrelated third party.

During the years ended December 31, 2012, 2011 and 2010, we were not involved in any transactions with related persons, including our directors, executive officers or shareholders known to us to beneficially own more than five percent of our outstanding common stock requiring disclosure under applicable securities regulations, other than those already disclosed below.

Monitoring Agreement

In 2002, we entered into a monitoring agreement (the “Monitoring Agreement”) with Francisco Partners, the controlling shareholder of GXS Holdings, pursuant to which we agreed to pay Francisco Partners an annual fee of $2.0 million plus expenses for certain advisory and support services.  We recognized an expense related to the fee of approximately $0.8 million for the period January 1, 2010 through June 2, 2010, the date of the Inovis Merger.  Francisco Partners waived the payment of the approximately $0.8 million of fees earned for the period from January 1, 2010 through June 2, 2010, and such amount was recorded as a contribution to additional paid-in capital in the corresponding consolidated statement of changes in stockholder’s deficit.  We also paid Francisco Partners a merger advisory fee of $3.0 million prior to the closing of the Inovis Merger.

Management Agreement

In conjunction with the Inovis Merger on June 2, 2010, we terminated the Monitoring Agreement and entered into a new management agreement pursuant to which we agreed to pay in the aggregate an annual fee of $4.0 million to Francisco Partners and certain former stockholders of Inovis, Golden Gate Capital (“Golden Gate”) and Cerberus Partners (“Cerberus”), in exchange for financial advisory and consulting services (the “Management Agreement”).  The Management Agreement has a term of ten years and the annual fee is allocated to Francisco Partners, Golden Gate and Cerberus in the annual amounts of approximately $2.8 million, $0.6 million, and $0.6 million, respectively. The Management Agreement provides for a re-calculation of the annual fee allocation upon changes in the stock ownership percentages of Francisco Partners, Golden Gate and Cerberus, if any.  Changes in stock ownership percentages have been nominal to date and the allocation methodology has not been changed.

The expense related to the 2012, 2011 and 2010 management fees under the Management Agreement was $4.0 million for each of the years ended December 31, 2012 and 2011 and for the period from June 2, 2010 through December 31, 2010, respectively.  We made aggregate management fee payments of approximately $1.9 million, $3.7 million and $2.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, 2011, and 2010, the Company owed aggregate amounts of approximately $3.5 million, $1.4 million and $1.1 million, respectively, for unpaid management fees earned under the Management Agreement through those dates.  These unpaid fees are included in “accrued expenses and other current liabilities” in the consolidated balance sheets as of the respective dates.

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

GXS Group’s board of directors consists of nine members.  Our board of directors has a similar composition. Under the Stockholders Agreement, these nine members are designated as follows:

•
Francisco Partners has the right to designate up to seven members, who are currently David Golob, Gary Greenfield, Venkat Mohan, My Le Nguyen, Carl Wilson, Robert Segert (our current President and Chief Executive Officer), and one current vacancy;

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

The consent of either of Golden Gate Capital or Cerberus will be required for GXS Group to:  (i) enter into any contract with an affiliate of GXS Group (excluding the Management Agreement referred to above, the contracts and arrangements provided for in the Stockholders Agreement and ordinary course commercial transactions on arm’s-length terms), (ii) during the two year period following the date of the Stockholders Agreement, authorize or issue shares or share equivalents to directors, officers and employees of the GXS Group and its subsidiaries in excess of a specified amount (excluding certain securities); (iii) pay any compensation (excluding reimbursement of travel and lodging expenses incurred to attend board or committee meetings) to directors, in their capacity as such; (iv) make any material change in accounting methods, except as is required by law or GXS Group’s independent accountants or generally accepted accounting principles; or (v) voluntarily change its accounting firm to a non-big four accounting firm.

Indirect Related Parties

In July 2012, Francisco Partners, the controlling shareholder of GXS Holdings, acquired Kewill Ltd. (“Kewill”), a global trade and logistics software provider based in the U.K that we have had an ongoing business relationship with for several years.  While this development has created an indirect related party connection between us and Kewill, the nature of the relationship has always been, and continues to be, conducted at arm’s-length and is not material to our consolidated results of operations.  We also sell products and services to Infor (U.S.), Inc. including its affiliates (“Infor”), which is controlled by Golden Gate Capital and on whose board of directors one of our directors also serves.  The nature of the Infor relationship is also arm’s-length and is not material to our consolidated results of operations.

ITEM 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011, together with fees for audit-related services, tax services and all other services rendered by KPMG LLP during the years ended December 31, 2012 and 2011 (in thousands of dollars).  Audit fees consist of the annual financial statement audit and audits of other entities related to the Company (e.g., international statutory audits).  Audit-related services consist principally of comfort letters, audits of employee benefit plans and other registration statement related fees.  Tax services consist principally of tax compliance, planning and advisory services, sales and use tax recovery assistance, tax due diligence assistance and tax examination assistance.  All other fees consist primarily of non-tax advisory services such as financial due diligence reviews.

	Years Ended December 31,
	2012	2011
Audit fees	$1,472	$1,608
Audit-related fees	—	—
Tax fees	509	383
All other fees	75	52

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, our audit committee has adopted a policy to preapprove services to be provided by our independent registered public accounting firm prior to commencement of the specified service.  The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by our Executive Vice President and Chief Financial Officer or our Vice President, Global Controller and Treasurer, and the audit committee chairman executes pre-approval forms from our independent registered public accounting firm describing the nature of the engagement and the related fee arrangement with approval by audit committee members, or the designated member of the audit committee.  All services performed by KPMG LLP during 2012 and 2011 were pre-approved by the audit committee.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following financial statements are included in this Annual Report on Form 10-K:

(a)(2)	Financial Statement Schedules

The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts as of and for the Years Ended December 31, 2012, 2011 and 2010	S-1

(a)(3)	Exhibits

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

GXS Worldwide, Inc. (the “Registrant”)

		By:	/s/ Robert Segert
Robert Segert
Dated:	March 28, 2013		Director, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Robert Segert	Director, President & Chief Executive Officer	March 28, 2013
Robert Segert	(Principal Executive Officer)

/s/ Gregg Clevenger	Executive Vice President & Chief Financial Officer	March 28, 2013
Gregg Clevenger	(Principal Financial Officer)

/s/ Michael Tschiderer	Vice President, Global Controller and Treasurer	March 28, 2013
Michael Tschiderer	(Principal Accounting Officer)

/s/ David Golob	Chairman and Director	March 28, 2013
David Golob

/s/ Prescott Ashe	Director	March 28, 2013
Prescott Ashe

/s/ Kevin Genda	Director	March 28, 2013
Kevin Genda

/s/ Gary Greenfield	Director	March 28, 2013
Gary Greenfield

/s/ Venkat Mohan	Director	March 28, 2013
Venkat Mohan

/s/ My Le Nguyen	Director	March 28, 2013
My Le Nguyen

/s/ Carl Wilson	Director	March 28, 2013
Carl Wilson

LIST OF EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of GXS Worldwide, Inc. (formerly known as GXS Corporation) **
3.2	By-laws of GXS Worldwide, Inc. (formerly known as GXS Corporation) **
3.3	Second Amended and Restated Certificate of Incorporation of GXS, Inc. (formerly known as Global Exchange Services, Inc.) **
3.4	Second Amended and Restated Bylaws of GXS, Inc. (formerly known as Global Exchange Services, Inc.) **
3.5	Certificate of Incorporation of GXS International, Inc. (formerly known as Geis International, Inc.) **
3.6	By-laws of GXS International, Inc. (formerly known as Geis International, Inc.) **
3.7	Certificate of Incorporation of GXS Investments, Inc. (formerly known as Geis Holdings, Inc.) **
3.8	By-laws of GXS Investments, Inc. (formerly known as Geis Holdings, Inc.) **
3.9	Amended and Restated Certificate of Incorporation of HAHT Commerce, Inc. (formerly known as GXS January, Inc.) **
3.10	By-laws of HAHT Commerce, Inc. **
4.1	Indenture, dated as of December 23, 2009, among GXS Worldwide, Inc., the guarantors, U.S. Bank National Association, as trustee and Wilmington Trust FSB, as collateral trustee **
4.2	Registration Rights Agreement, dated December 23, 2009, among GXS Worldwide, Inc., the guarantors listed therein and the initial purchasers listed therein **
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

10.7	Management Agreement, dated as of June, 2010, by and among GXS Group, Inc. and Francisco Partners Management, LLC **
10.8	GXS Holdings, Inc. Stock Incentive Plan **

Exhibit No.	Document
10.9	Employment Agreement, dated as of September 30, 2002, by and among GXS, Inc. (formerly known as Global eXchange Services, Inc.), GXS Holdings, Inc. and Steven Scala **
10.10	Employment Agreement, dated as of November 17, 2007, by and between GXS, Inc., and Robert Segert **
10.11	Employment Agreement, dated November 11, 2008, by and between GXS, Inc. and George Schulze **
10.12	Purchase Agreement, dated October 5, 2007, between GXS Holdings, Inc. and General Electric Capital Corporation **
10.13	2010 GXS Group, Inc. Long Term Incentive Plan ***
10.14	Employment Agreement with Gregg Clevenger, dated October 27, 2010 ****
10.15	Form of Option Agreement - CEO ****
10.16	Form of Option Agreement - CFO ****
10.17	Form of Option Agreement - Other Executive Officers ****
10.18	Employment Agreement with Karl Salnoske, dated October 28, 2010 *****
10.19	Stock Appreciation Rights Agreement, dated November 30, 2010, by and between GXS Holdings, Inc. and Gary Greenfield *****
10.20	Amendment No. 1 to Credit and Guaranty Agreement, dated as of February 29, 2012 ******
10.21	Employment Letter of George Shulze, dated March 27, 2013 *
21	Subsidiaries of the Company **
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	Instance Document *******
101.SCH	Taxonomy Extension Schema *******
101.CAL	Taxonomy Extension Calculation Linkbase *******
101.DEF	Taxonomy Extension Definition Linkbase *******
101.LAB	Taxonomy Extension Label Linkbase *******
101.PRE	Taxonomy Extension Presentation Linkbase *******

*	Filed herewith.

**	Filed as exhibits to GXS Worldwide, Inc.’s Form S-4, file 333-167650 filed June 21, 2010 and incorporated herein by reference.

***	Filed as Exhibit 10.1 to GXS Worldwide, Inc.’s Form 10-Q for the quarter ended June 30, 2010, filed August 31, 2010 and incorporated herein by reference.

****	Filed as Exhibit 10.1, 10.2, 10.3 and 10.4, respectively, to GXS Worldwide, Inc.’s Form 10-Q for the quarter ended September 30, 2010, filed November 11, 2010 and incorporated herein by reference.

*****	Filed as Exhibit 10.18 and 10.19, respectively, to GXS Worldwide, Inc.’s Form 10-K for the year ended December 31, 2010, filed March 31, 2011 and incorporated herein by reference.

******	Filed as Exhibit 10.1 to GXS Worldwide, Inc.’s Form 8-K, filed March 5, 2012 and incorporated herein by reference.

*******
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Report of Independent Registered Public Accounting Firm

The Board of Directors
GXS Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of GXS Worldwide, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s deficit, and cash flows for each of the years in the three-year period ended December 31, 2012.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GXS Worldwide, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
McLean, VA
March 28, 2013

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011
(In thousands, except share and per share amounts)

	2012	2011

Assets
Current assets:
Cash and cash equivalents	$35,030	$12,968
Receivables, net	99,094	106,799
Prepaid expenses and other assets	28,326	28,881
Total current assets	162,450	148,648

Property and equipment, net	109,307	105,049
Goodwill	269,046	268,767
Intangible assets, net	100,838	120,483
Deferred financing costs	10,988	15,018
Other assets	20,103	23,112

Total Assets	$672,732	$681,077

Liabilities and Stockholder's Deficit
Current liabilities:
Borrowings under revolving credit facility	$––	$3,000
Trade payables	20,025	19,640
Deferred income	41,492	46,622
Accrued expenses and other current liabilities	46,029	47,369
Total current liabilities	107,546	116,631

Long-term debt	775,334	772,068
Deferred income tax liabilities	10,753	9,961
Other liabilities	56,541	46,743
Total liabilities	950,174	945,403

GXS Worldwide, Inc. stockholder's deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	429,952	429,045
Accumulated deficit	(697,659)	(687,446)
Accumulated other comprehensive loss	(10,082)	(6,208)
Total GXS Worldwide, Inc. stockholder's deficit	(277,788)	(264,608)
Non-controlling interest	346	282
Total stockholder’s deficit	(277,442)	(264,326)

Total Liabilities and Stockholder’s Deficit	$672,732	$681,077

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Revenues	$487,524	$479,887	$417,929

Costs and operating expenses:
Cost of revenues	267,870	257,659	227,499
Sales and marketing	69,663	65,860	54,877
General and administrative	64,937	63,382	63,571
Restructuring charges	1,542	2,469	5,635
Loss on disposition of assets	––	––	1,724
Operating income	83,512	90,517	64,623

Other income (expense):
Interest expense, net	(84,649)	(82,755)	(86,071)
Other income (expense), net	(5,129)	(2,237)	(78)
Income (loss) before income taxes	(6,266)	5,525	(21,526)

Income tax expense (benefit)	3,883	6,784	(25,528)
Net income (loss)	(10,149)	(1,259)	4,002
Less: Net income attributable to non-controlling interest	64	25	17

Net income (loss) attributable to GXS Worldwide, Inc.	$(10,213)	$(1,284)	$3,985

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Net income (loss)	$(10,149)	$(1,259)	$4,002
Adjustments to pension liabilities	(6,327)	1,831	(1,329)
Foreign currency translation adjustments	2,453	358	(361)

Comprehensive income (loss)	(14,023)	930	2,312
Less: Comprehensive income attributable to non-controlling interest	64	25	17

Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(14,087)	$905	$2,295

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholder’s Deficit
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total

Balance at December 31, 2009	$1	$357,851	$(690,147)	$(6,707)	$240	$(338,762)

Net income	––	––	3,985	––	17	4,002
Stock compensation expense	––	403	––	––	––	403
Foreign currency translation adjustments	––	––	––	(361)	––	(361)
Management fees waived by Francisco Partners	––	833	––	––	––	833
Contribution by GXS Holdings, Inc.	––	68,805	––	––	––	68,805
Unrecognized actuarial losses and prior service costs related to defined benefit pension plans	––	––	––	(1,329)	––	(1,329)

Balance at December 31, 2010	$1	$427,892	$(686,162)	$(8,397)	$257	$(266,409)

Net income (loss)	––	––	(1,284)	––	25	(1,259)
Stock compensation expense	––	733	––	––	––	733
Foreign currency translation adjustments	––	––	––	358	––	358
Contribution by GXS Group, Inc.	––	420	––	––	––	420
Unrecognized actuarial gains and prior service costs related to defined benefit pension plans	––	––	––	1,831	––	1,831

Balance at December 31, 2011	$1	$429,045	$(687,446)	$(6,208)	$282	$(264,326)

Net income (loss)	––	––	(10,213)	––	64	(10,149)
Stock compensation expense	––	907	––	––	––	907
Foreign currency translation adjustments	––	––	––	2,453	––	2,453
Unrecognized actuarial losses and prior service costs related to defined benefit pension plans	––	––	––	(6,327)	––	(6,327)

Balance at December 31, 2012	$1	$429,952	$(697,659)	$(10,082)	$346	$(277,442)

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Cash flows from operations:
Net income (loss)	$(10,149)	$(1,259)	$4,002
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,485	55,680	48,708
Deferred income taxes	1,109	3,639	712
Change in deferred tax asset valuation allowance resulting from business acquisition	––	––	(28,595)
Loss on disposition of assets	––	––	1,724
Amortization of deferred financing costs and debt discount	8,080	7,441	7,689
Unrealized gain on interest rate swap	––	(2,365)	(7,165)
Settlement of interest rate swap	––	(2,318)	––
Stock compensation expense	907	733	403
Changes in operating assets and liabilities, net of effect of business acquisitions:
(Increase) decrease in receivables	7,705	(8,717)	8,036
(Increase) decrease in prepaid expenses and other assets	3,195	(9,449)	(5,235)
Increase (decrease) in trade payables	(550)	4,807	(11,335)
Increase (decrease) in deferred income	(5,130)	2,999	(2,654)
Increase (decrease) in accrued expenses and other liabilities	8,095	(8,637)	3,072
Other	(3,130)	3,094	(1,739)
Net cash provided by operating activities	66,617	45,648	17,623
Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	(40,767)	(42,782)	(35,321)
Proceeds from sale of assets	––	––	400
Business acquisitions, net of cash acquired ($4 in 2011 and $14,440 in 2010)	––	(1,125)	(220,005)
Decrease in restricted cash	––	––	227,580
Net cash used in investing activities	(40,767)	(43,907)	(27,346)
Cash flows from financing activities:
Borrowings under revolving credit facility	20,000	50,000	31,000
Repayments under revolving credit facility	(23,000)	(55,000)	(23,000)
Payment of deferred purchase price for 2008 acquisition	––	––	(6,685)
Payment of financing costs	(421)	(2)	(880)
Net cash provided by (used in) financing activities	(3,421)	(5,002)	435

Effect of exchange rate changes on cash	(367)	(97)	65

Increase (decrease) in cash and cash equivalents	22,062	(3,358)	(9,223)
Cash and cash equivalents, beginning of year	12,968	16,326	25,549
Cash and cash equivalents, end of year	$35,030	$12,968	$16,326

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$77,636	$78,012	$75,840
Cash paid for interest rate swap	$––	$4,683	$9,105
Cash paid for income taxes	$3,216	$3,129	$2,486
Noncash investing and financing activities:
Management fees waived by Francisco Partners	$––	$––	$833
Fair value of equity securities issued in business acquisitions	$––	$420	$68,805

See accompanying notes to consolidated financial statements

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(1)	Business and Basis of Presentation

GXS Worldwide, Inc. and its subsidiaries (“GXS Worldwide” or the “Company”) is a leading global provider of business-to-business (“B2B”) cloud integration services and solutions that simplify and enhance business process integration, data quality and compliance, and collaboration among businesses.  The Company’s services and solutions enable customers to manage and improve mission critical supply chain functions, securely process financial transactions related to the exchange of goods and services, and automate and control other critical cross-enterprise business processes.  By utilizing these services and solutions the Company’s customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security.  Customers and their trading partners do business together primarily via GXS Trading Grid®, a multi-tenant integration cloud platform.  The Company’s Managed Services is hosted services to customers on an outsourced basis, primarily on GXS Trading Grid®.

The Company is a wholly-owned subsidiary of GXS Holdings, Inc. (“GXS Holdings”), its direct parent company, and is an indirect wholly-owned subsidiary of GXS Group, Inc. (“GXS Group”), the ultimate parent company.

On June 2, 2010, GXS Holdings acquired Inovis International, Inc. (“Inovis”), a provider of integrated B2B services and solutions that manage the flow of e-commerce information for global trading communities.  Following the transaction (referred to as the “Inovis Merger” or the “Merger”), Inovis was merged with and into GXS, Inc. (“GXSI”), an indirect wholly-owned subsidiary and a guarantor of the Company’s notes, and the Company became an indirect wholly-owned subsidiary of GXS Group.  Certain foreign subsidiaries of Inovis became wholly-owned subsidiaries of GXSI.  The results of operations for Inovis are included in the Company’s consolidated results of operations since its acquisition on June 2, 2010.

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

Acquisitions are accounted for using the purchase method of accounting prescribed in Financial Accounting Standards (“FAS”) Codification 805 – Business Combinations.  Under this standard, assets and liabilities acquired are recorded at their fair values on the date of acquisition.  Certain long-lived assets recorded at their fair values including property and equipment, trade names, customer contracts and relationships or other identifiable intangible assets will result in additional depreciation and amortization expense after the acquisition.  The amount of depreciation and amortization will be based upon the assets’ fair values at date of acquisition and the estimated useful lives of the respective assets.  Following the acquisition, revenue and operating income are typically affected by a reduction of deferred revenue over its remaining term to reflect estimated fair value of the obligation which includes the estimated cost to deliver and associated margin.

(c)	Foreign Currency

The financial statements of most subsidiaries located outside of the United States (“U.S.”) are measured using the local currency as the functional currency.  Assets and liabilities are translated into U.S. dollars at rates of exchange that approximate those at the balance sheet date.  Income and expense items are translated into U.S. dollars at average monthly rates of exchange.  The resulting translation gains and losses are included as a separate component of “accumulated other comprehensive loss” included in stockholder’s deficit.  Gains and losses from transactions in foreign currency are included in the consolidated statements of operations within “other income (expense), net.”

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

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2009-13 – Revenue Arrangements with Multiple Deliverables, which requires companies to allocate the overall arrangement consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence (“VSOE”) or other third-party evidence of the selling price.  The Company identified no significant impact on its consolidated results of operations and financial condition when it adopted ASU 2009-13.  For non-software arrangements with more than one element of revenue with stand-alone value, the Company allocates revenue to each component based on VSOE, third party evidence of selling price when available, or estimated selling price.  VSOE for software maintenance is based on contractual renewal rates.  Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

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

The Company defers all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these costs as of December 31, 2012 and 2011 was $28,681 and $26,445, respectively, and are recorded in either “prepaid expenses and other assets” (see Note 4) or “other assets” (see Note 7) in the consolidated balance sheets, depending on the remaining duration of the underlying contracts.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(f)	Receivables and Concentration of Credit Risk

The Company provides products and services and extends credit to numerous customers in the B2B e-commerce and cloud integration service markets.  To the extent that the credit quality of customers deteriorates, the Company may have exposure to credit losses.  The Company monitors its exposure to credit losses and maintains allowances for anticipated losses.  The Company believes it has adequate allowances to cover its exposure.

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

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40 – Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.  The Company begins to capitalize costs for software to be used internally when it enters the application development stage.  This occurs when the Company completes the preliminary project stage, management authorizes and commits to funding the project, and it is feasible that the project will be completed and the software will perform the intended function.  The Company stops capitalizing costs related to a software project when it enters the post implementation and operation stage.  If different determinations are made with respect to the state of development that a software project had achieved, then the amount capitalized and the amount charged to expense for that project could differ materially.

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

During the years ended December 31, 2012, 2011 and 2010, the Company capitalized costs related to the development of internal-use software of $25,430, $24,900 and $16,942, respectively.  Such amounts include capitalized interest of $994, $1,323 and $773 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(i)	Goodwill

As of December 31, 2012 and 2011, the Company had goodwill in the amount of $269,046 and $268,767, respectively.  The Company tests goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment.  The quantitative impairment test involves two steps.  In the first step, the Company compares the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, step-two is performed to measure the impairment loss.

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, which is intended to simplify how an entity is required to test goodwill for impairment under ASU 2010-28 (issued in December 2010) by allowing an entity to first assess qualitative factors (which are defined in the new guidance) to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  The Company adopted ASU 2011-08 on January 1, 2012, as required.  During the 2012 interim periods, the Company assessed the qualitative factors (as defined in ASU 2011-08) and determined that goodwill was not impaired; as it was more likely than not that the fair value was greater than the carrying amount.

During 2012 and 2011, the Company completed impairment testing, including performing the required step-two test as of December 31, 2012 and 2011, and determined that goodwill was not impaired.  The Company’s impairment test was based on a single operating segment and reporting unit structure.  The fair value of the reporting unit exceeded the carrying value at December 31, 2012 and 2011.

(j)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If the carrying amount of an asset is not deemed to be recoverable, the impairment to be recognized is the extent by which the carrying amount of the asset exceeds the fair value of the asset less selling costs.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

(k)	Restructuring

The Company calculates any facility charges included in the restructuring charges recorded by discounting the net future cash obligation of the existing leases less anticipated rental receipts to be received from existing and potential subleases.  This requires significant judgment about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space.  These judgments are based upon independent market analysis and assessment from experienced real estate brokers.  If the Company were to make different determinations with respect to these factors the amounts of restructuring charges could differ materially, although most of the Company’s vacant space has been sublet with the sublease of the Company’s former corporate headquarters commencing in 2009.

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

The accrual of a contingency involves considerable judgment on the part of management.  Legal proceedings have elements of uncertainty, and in order to determine the amount of accrued liabilities required, if any, the Company assesses the likelihood of any adverse judgments or outcomes to pending and threatened legal matters, as well as the best estimate of or potential ranges of amounts

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

of probable losses.  The Company uses internal expertise and outside advisors, as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss.  A determination of the amount of accrued liabilities required for these contingencies is made after analysis of each individual issue.  The required accrued liabilities may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy.

(m)	Comprehensive Loss

Comprehensive loss consists of net income (loss) adjusted for increases and decreases affecting accumulated other comprehensive loss in stockholder’s deficit that are excluded from the determination of net income (loss).

Accumulated other comprehensive loss was comprised of the following at December 31:

	2012	2011
Additional minimum pension liability	$(6,788)	$(461)
Foreign currency translation adjustments	(3,294)	(5,747)
Accumulated other comprehensive loss	$(10,082)	$(6,208)

(n)	Research and Development

Research and development costs are expensed as incurred.  Research and development costs are reflected within cost of revenues in the consolidated statements of operations and amounted to $11,838, $14,436 and $10,819 for the years ended December 31, 2012, 2011 and 2010, respectively.

(o)	Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates at the time they are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Income tax liabilities are recorded for the impact of positions taken on income tax returns which management believes are not more likely than not to be sustained on tax audit.  Interest expense accrued on such unrecognized tax benefits and income tax penalties are recognized through income tax expense.

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

The Company’s financial instruments consist principally of cash and cash equivalents, receivables and long-term debt.  Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments.  At December 31, 2012, the Company’s long-term debt was valued at 104.75% of its face value, so the Company considered the fair value to be $822,288 at that date.  At December 31, 2011, the Company’s long-term debt was valued at 92.63% of its face value, so the Company considered the fair value to be $727,146 at that date.

The Company considered the long-term debt to be included within Level 2 of the fair value hierarchy established by U.S. GAAP, as its fair value is measured primarily utilizing observable market-based inputs, such as quotes of recent market trades of its debt.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(r)	Stock Option Plans

As discussed in Note 16, the GXS Holdings, Inc. Stock Incentive Plan (or “Holdings Plan”) provided for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.  The Holdings Plan provided for the grant of awards to acquire up to 18,836 shares of GXS Holdings common stock.  Effective with the Inovis Merger in June 2010, shares reserved and granted under the Holdings Plan were subject to a conversion into shares and grants in GXS Group at a conversion rate of approximately 18 to 1 and remain outstanding with their existing vesting schedules, expiration dates and subject to other terms of the Holdings Plan, which GXS Group assumed upon the Inovis Merger.  The conversion reduced the total authorized number of Holdings Plan options that could be awarded from 18,836 shares to 1,055 shares.  However, no additional award grants will be made from this plan; therefore the maximum number of plan options in the pool will equal the number of options outstanding at the end of a measurement period.

Following the Inovis Merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010 that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.  The Group LTIP, as amended in May 2012, provides for the grant of awards to acquire up to 17,500 shares of GXS Group common stock and all of the Company’s stock option awards subsequent to July 2010 are being granted through the Group LTIP.  In June 2012, the Company’s stockholders approved an amendment to the Group LTIP to lower the option exercise price from $1.26 per share to $0.81 per share on 8,944 shares previously granted.  This amendment resulted in no material changes to stock compensation expense in 2012.

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

Significant estimates used in preparing the consolidated financial statements include:  recovery of long-lived assets; useful lives of long-lived assets and amortizable intangible assets; valuation of goodwill, deferred tax assets and receivables; and determination of amounts of cost deferrals, tax reserves, deferred tax assets and liabilities, accrued liabilities, and pension liabilities.  In addition, estimates are required to recognize revenue arrangements with multiple deliverables or software, and to assess the stage at which software development costs should be capitalized.

(t)	Reclassifications

Certain reclassifications have been made to the consolidated financial statements as of December 31, 2011 and 2010 to conform to the current year presentation.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(3)	Revenue and Receivables

The Company operates as a single operating segment and provides products and services to its customers around the world directly, through its foreign subsidiaries, and indirectly through resellers.

No single customer contributed more than 10% of revenues for the years ended December 31, 2012, 2011 or 2010.

As of December 31, 2012, the Company had operations in 20 countries.  Revenues generated by the Company’s foreign subsidiaries were $195,940, $199,022 and $188,838 for the years ended December 31, 2012, 2011 and 2010, respectively.  Of such amounts, the Company’s subsidiary in the United Kingdom (“U.K.”) generated revenues of approximately $52,105 in each of the years ended December 31, 2012 and 2011, respectively, and $44,046 for the year ended December 31, 2010.  No other foreign country generated more than 10% of the Company’s revenues.

Receivables, net were comprised of the following as of December 31:

	2012	2011
Trade accounts receivable	$99,575	$108,289
Unbilled trade receivables	8,407	5,434
Other receivables	6,150	7,827
Subtotal	114,132	121,550
Less: allowance for doubtful accounts	(15,038)	(14,751)
Total receivables, net	$99,094	$106,799

Unbilled trade receivables represent amounts earned and accrued as receivables from customers prior to the end of the period.  Unbilled trade receivables are expected to be billed and collected within twelve months of the respective balance sheet date.  Other receivables include various value added tax receivables and an indemnification receivable associated with an Interchange tax contingency of $2,116 at December 31, 2011. No indemnification receivable was required at December 31, 2012 as the contingency no longer exists.  See Note 8 for further discussion of the Interchange tax contingency matter.

Trade receivables from customers in foreign countries were $42,636 and $44,387 at December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company and one of its large customers had satisfactorily resolved a commercial dispute concerning certain invoices presented by the Company for an on-going project covering the period from December 2010 to September 2012.  The resolution did not require any material adjustments to revenue previously recognized nor to the customer’s accounts receivable reflected in the Company’s consolidated statements of operations and balance sheets, respectively.

(4)	Prepaid Expenses and Other Assets

Prepaid expenses and other assets (a current asset) were comprised of the following as of December 31:

	2012	2011
Deferred direct and relevant costs on implementations of contracts, current	$11,707	$9,085
Prepaid expenses	10,083	13,886
Deferred income tax assets, current	4,925	5,294
Other	1,611	616
Total	$28,326	$28,881

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(5)	Property and Equipment

Property and equipment, net were comprised of the following as of December 31:

	2012	2011
Computer software	$347,893	$327,388
Computer equipment and furniture	208,958	200,542
Leasehold improvements	13,832	17,533
Gross property and equipment	570,683	545,463
Less: accumulated depreciation and amortization	(461,376)	(440,414)
Property and equipment, net	$109,307	$105,049

Depreciation and amortization expense related to property and equipment was $36,983, $34,550 and $34,743 for the years ended December 31, 2012, 2011 and 2010, respectively.

The net carrying value of the property and equipment held outside the U.S. at December 31, 2012 and 2011 was $12,992 and $9,844, respectively.

(6)	Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the years ended December 31:

	2012	2011
Balance at beginning of the year	$268,767	$264,857
Additions:
Inovis Merger adjustment	––	2,635
RollStream acquisition	––	1,638
Foreign currency translation	279	(363)
Balance at end of the year	$269,046	$268,767

Other acquired intangible assets were comprised of the following as of December 31:

2012	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$220,583	$(136,802)	$83,781
Product technology	18,503	(5,392)	13,111
Trade names and trademarks	4,368	(2,246)	2,122
Other acquired intangible assets	3,294	(3,022)	272
Subtotal	246,748	(147,462)	99,286
Non-amortizable intangible assets:
Trade names and trademarks	1,552	––	1,552
Total	$248,300	$(147,462)	$100,838

2011	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$221,001	$(120,944)	$100,057
Product technology	18,445	(3,273)	15,172
Trade names and trademarks	4,368	(1,372)	2,996
Other acquired intangible assets	3,428	(2,833)	595
Subtotal	247,242	(128,422)	118,820
Non-amortizable intangible assets:
Trade names and trademarks	1,663	––	1,663
Total	$248,905	$(128,422)	$120,483

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

The gross carrying amounts of certain intangible assets are impacted by certain balances being denominated in foreign currencies.  These balances are translated into U.S. dollars at exchange rates that approximate those at the balance sheet date.

Intangible assets, except for those with an indefinite life (certain trade names and trademarks), are amortized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed or on a straight-line basis.  Amortization expense related to intangible assets was $19,502, $21,130 and $13,965 for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated amortization expense of the intangible assets for each of the following five years ending December 31, and in aggregate beyond five years, is as follows:

Year	Amount
2013	$18,404
2014	15,914
2015	14,244
2016	12,765
2017	11,955
2018 and beyond	26,004
Total	$99,286

(7)	Other Assets

Other assets (a non-current asset) were comprised of the following as of December 31:

	2012	2011
Deferred direct and relevant costs on implementations of long-term contracts, net	$16,974	$17,360
Refundable deposits	1,914	2,709
Other	1,215	3,043
Total	$20,103	$23,112

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of December 31:

	2012	2011
Employee compensation and benefits	$21,856	$18,577
Other non-income taxes accrued	8,191	10,496
Accrued interest	3,402	3,499
Restructuring	3,142	3,394
Estimated Interchange pre-acquisition tax contingency	––	2,116
Other	9,438	9,287
Total	$46,029	$47,369

When the Company’s wholly owned subsidiary in Brazil, GXS Tecnologia da Informação (Brasil) Ltda., performed due diligence associated with its 2008 acquisition of Interchange Serviços S.A. (“Interchange”), it identified a pre-acquisition tax contingency for which the sellers provided a full indemnification and which the Company believed could be enforced and recovered if needed.  The Company originally accrued an estimated liability of $11,278 upon acquisition and recorded an equal amount as a receivable from the seller, which was classified as an “other receivable” within receivables, net.  The amount of the accrued liability and corresponding indemnification receivable have been adjusted each period to reflect the current exchange rates and the periodic expiration of the statute of limitations with respect to certain tax years within the contingency.  As of December 31, 2012, the statute of limitations on the remaining tax years has expired and there is no remaining contingent liability or associated indemnification receivable.  As of December 31, 2011, both the estimated liability and the corresponding indemnification receivable were $2,116, respectively, and were reflected in both “accrued expenses and other current liabilities” and “other receivables” (see Note 3) in the consolidated balance sheets.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(9)	Other Liabilities

Other liabilities (a non-current liability) were comprised of the following as of December 31:

	2012	2011
Pension and related benefits	$26,650	$18,524
Deferred income – non-current	13,120	9,840
Deferred rent – non-current	10,757	10,520
Rebates due to stockholders of Interchange, net of discount	3,407	3,082
Restructuring – non-current	767	3,186
Other	1,840	1,591
Total	$56,541	$46,743

(10)	Debt

Debt was comprised of the following as of December 31:

	2012		2011
	Book Value	Fair Value	Book Value	Fair Value
Revolving credit facility	$––	$––	$3,000	$3,000
Senior secured notes	785,000	822,288	785,000	727,146
Less: unamortized original issue discount	(9,666)	––	(12,932)	––
Total debt	775,334	822,288	775,068	730,146
Less: current maturities of long-term debt	––	––	(3,000)	(3,000)
Total long-term debt	$775,334	$822,288	$772,068	$727,146

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

The common stock of GXS, Inc., the Company’s only direct subsidiary, is collateral for the Company’s Senior Secured Notes.  SEC Rule 3-16 of Regulation S-X (“Rule 3-16”) requires financial statements for each of the registrant’s affiliates whose securities constitute a substantial portion of the collateral for registered securities.  The common stock of GXS, Inc. is considered to constitute a substantial portion of the collateral for the registered notes.  Accordingly, the financial statements of GXS, Inc. would be required by Rule 3-16.  The Company does not believe the GXS, Inc. financial statements would add meaningful disclosure and has not included those financial statements herein, because they are substantially identical to the Company’s financial statements and the total assets, revenues, cost of revenues, operating income, net income (loss) and cash flows of GXS, Inc. are expected to continue to constitute substantially all of the corresponding amounts for the Company and its subsidiaries.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

Revolving Credit Facility

On December 23, 2009, the Company entered into a Credit and Guaranty Agreement which provides the Company with a $50,000 revolving credit facility (“the Revolver”).  The Revolver is guaranteed by the guarantors that guarantee the Senior Secured Notes and secured by collateral that secures the Senior Secured Notes.  The Revolver is used by the Company to, among other things, fund its working capital needs, support its issued letters of credit and for general corporate purposes.  The Company’s ability to borrow additional monies in the future under the Revolver is subject to certain conditions, including compliance with certain covenants.

On February 29, 2012, the Credit and Guaranty Agreement was amended as follows:  (i) the expiration date of the Revolver was extended from December 23, 2012 to March 15, 2015; (ii) the minimum interest rate “floor” associated with the “base rate” and LIBOR was eliminated; (iii) the applicable margin was reduced with respect to Eurodollar rate loans to 4.50% per annum and with respect to “base rate” loans, reduced to 3.50% per annum; (iv) the revolving commitment fee percentage was reduced to 0.50% per annum; and (v) the net leverage ratio covenant was increased to a maximum of 5.75:1 commencing with the fiscal quarter ending March 31, 2012 and for each fiscal quarter ending thereafter.  All other covenants and conditions were unchanged.  The Company paid a closing fee of $375 and professional fees of $46 in connection with this amendment which are being deferred and amortized over the new term of the agreement, along with the existing unamortized deferred costs from the original agreement.

As of December 31, 2012, the Company had outstanding letters of credit of $11,661, no outstanding borrowings, and additional available borrowings of $38,339 under the Revolver.  On January 1, 2013, one of the Company’s letters of credit was reduced by $722, which in turn reduced its total outstanding letters of credit to $10,939 and increased the available borrowings to $39,061 under the Revolver.  Any outstanding borrowings against the Revolver shall be repaid in full on March 15, 2015 and the commitments shall terminate on that date.  The Revolver requires the Company to maintain certain financial and nonfinancial covenants.  Noncompliance with any covenant specified in the Credit and Guaranty Agreement would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable.  At December 31, 2012, the Company was in compliance with all financial and non-financial covenants.

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

Deferred financing costs are being amortized over the life of the debt using a method that approximates the interest method. Amortization expense related to the deferred financing costs on the Senior Secured Notes and Revolver was $4,452, $4,247 and $4,292 for the years ended December 31, 2012, 2011 and 2010, respectively.

(11)	Financial Instruments

Until April 2011, the Company had an interest rate swap agreement with a commercial bank with a notional amount of $255,000.    The interest rate swap agreement expired on April 26, 2011 and was settled with a final payment of $2,318 having been made on that date.

The change in fair value of the interest rate swap of $4,683 for the period from January 1, 2011 until the settlement and final payment in April 2011 was recorded as a reduction to interest expense for the year ended December 31, 2011.  The change in fair value of the interest rate swap of $7,165 was recorded as a reduction to interest expense for the year ended December 31, 2010.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(12)	Income Taxes

Domestic and foreign income (loss) before taxes for the years ended December 31 is as follows:

	2012	2011	2010

Domestic	$(4,734)	$(2,409)	$(24,253)
Foreign	(1,596)	7,909	2,710
Total income (loss) before income taxes	$(6,330)	$5,500	$(21,543)

The following represents the components of the income tax expense (benefit) for the years ended December 31:

	2012	2011	2010
Current income taxes (benefit):
Federal	$––	$––	$––
State	581	196	265
Foreign	2,193	2,949	2,090
	2,774	3,145	2,355
Deferred income taxes (benefit):
Federal	623	587	(28,259)
State	122	(193)	72
Foreign	364	3,245	304
	1,109	3,639	(27,883)
Total income tax expense (benefit)	$3,883	$6,784	$(25,528)

A reconciliation of the effective rate of the provision for income taxes to the statutory rate is as follows:

	2012	2011	2010
Statutory U.S. Federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State and local tax	(6.3)%	8.6%	1.5%
Foreign taxes, including results of examinations and carrybacks	6.2%	(15.7)%	(1.0)%
Foreign branch tax impact	55.7%	(50.2)%	(1.1)%
Changes in valuation allowance	(125.2)%	134.0%	(35.2)%
Changes in statutory tax rates	(2.9)%	(5.1)%	(2.6)%
Reduction in valuation allowance related to deferred tax liabilities from acquisitions	––	––	132.7%
Net disallowed deductions	(16.1)%	26.8%	(6.8)%
Other	(7.7)%	(11.4)%	(4.0)%
Income tax expense rate	(61.3)%	122.0%	118.5%

Deferred income tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

	2012	2011
Deferred tax assets:
Accrued and other liabilities	$31,474	$30,347
Domestic net operating loss carryforwards	252,339	230,708
Foreign net operating loss carryforwards	25,607	23,797
Tax credit carryforwards	2,994	3,052
Unrealized loss on investment	1,164	962
Intangible assets and goodwill	84,789	102,197
Property and equipment	1,375	––
Other	6,786	6,351
Gross deferred tax assets	406,528	397,414
Valuation allowance	(340,756)	(329,741)
Net deferred tax assets	$65,772	$67,673
Deferred tax liabilities:
Property and equipment	$24,315	$19,976
Intangible assets	43,446	49,374
Undistributed earnings of foreign subsidiaries	3,839	2,990
Gross deferred tax liabilities	71,600	72,340
Net deferred tax (liabilities)	$(5,828)	$(4,667)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.  Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its net deferred tax assets.  However, the Company presently does not have sufficient objective evidence to support management’s belief and, accordingly, has established a valuation allowance of $340,756 for its U.S. and certain foreign net deferred tax assets as required by U.S. GAAP.  During the years ended December 31, 2012 and 2011, the Company changed its valuation allowance by increasing it $11,015 and decreasing it $2,466, respectively.  The recording of this valuation does not affect the Company’s ability to utilize this asset should the Company generate future taxable income.

As of December 31, 2012, the Company has gross U.S. net operating loss carryforwards of approximately $568,154 for federal tax purposes which will expire between 2016 and 2031.  In addition, the Company has gross foreign net operating loss carryforwards of approximately $94,854 with varying expiration dates.  The Company also has gross U.S. net operating loss carryforwards of approximately $89,898 acquired in prior business acquisitions which will expire between 2019 and 2031.  Use of these acquired net operating loss carry forwards is subject to the ownership change provisions of the Internal Revenue Code.

The Company has recognized a deferred tax liability of approximately $3,839 for the undistributed earnings of its foreign operations that arose in 2012 and prior years because management expects those unremitted earnings to be repatriated and become taxable to the Company in the foreseeable future.

Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.  During 2012, there were no material changes to the liability for uncertain tax positions.  As of December 31, 2012, the accrual for the payment of tax-related interest and penalties was not material.

The Company operates in various taxable jurisdictions throughout the world and its tax returns are subject to audit and review from time to time.  The Company considers the U.S. and the U.K. to be its most significant tax jurisdictions.  The Company’s subsidiaries in the U.S. have had operating losses each year since 2002.  The U.S. subsidiaries are subject to federal, state, and local examination for periods after December 31, 2008 for purposes of making an additional tax assessment and all of the tax periods are subject to examination for purposes of reducing the net operating losses carried to future years.  The Company’s subsidiaries in the U.K. are subject to examination for periods after December 31, 2009.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(13)	Lease and Other Commitments

The Company is a lessee under various non-cancellable operating lease arrangements for office space, equipment and automobiles having terms expiring on various dates.

As of December 31, 2012, the future minimum annual lease payments and future contractual sublease rentals are as follows:

Year(s)	Future Minimum Lease Payments	Future Contractual Sublease Rentals
2013	$20,347	$3,978
2014	12,629	1,344
2015	7,859	––
2016	6,937	––
2017	4,863	––
2018 and beyond	17,221	––
Total	$69,856	$5,322

Rent expense for operating leases was $15,645, $15,787 and $15,072 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company also has a multi-year commitment with a third-party provider for telecommunications network managed services.  As of December 31, 2012, the future minimum annual commitments on the telecommunications network managed services agreement are $7,400 and $20,423 for the years ending December 31, 2013 and 2014, respectively.

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

During the year ended December 31, 2012, the Company incurred approximately $1,542 in restructuring charges, which included charges associated with the further consolidation of office space and the involuntary termination of 24 employees.

The restructuring accrual amounts recorded are net of amounts the Company expects to receive from subleasing vacated space, primarily at its previous corporate headquarters through April 2014, when the underlying lease obligation ends.  The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases.  As of December 31, 2012, approximately $3,457 of the facilities restructuring obligations are associated with the Company’s previous global headquarters.  The Company relocated to its current global headquarters facility in March 2010.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

The following is a summary of the Company’s restructuring activities and related obligations for the years ended December 31, 2010, 2011 and 2012, respectively:

	Severance	Facilities	Total

Balance as of December 31, 2009	$149	$12,480	$12,629
Restructuring obligations assumed in the Inovis Merger	1,345	––	1,345
Restructuring charges	2,348	3,287	5,635
Payments and other adjustments	(2,405)	(6,806)	(9,211)
Balance as of December 31, 2010	$1,437	$8,961	$10,398
Restructuring obligations assumed in the RollStream acquisition	164	––	164
Restructuring charges	1,476	993	2,469
Payments and other adjustments	(2,589)	(3,862)	(6,451)
Balance as of December 31, 2011	$488	$6,092	$6,580
Restructuring charges	1,068	474	1,542
Payments and other adjustments	(1,409)	(2,804)	(4,213)
Balance as of December 31, 2012	$147	$3,762	$3,909

The current portion of the above obligations totaled $3,142 and $3,394 at December 31, 2012 and 2011, respectively, and are included in “accrued expenses and other current liabilities” on the consolidated balance sheets (see Note 8).  The long-term portion of the above obligations totaled $767 and $3,186 at December 31, 2012 and 2011, respectively, and are included in “other liabilities” on the consolidated balance sheets (see Note 9).

(15)	Pension and Other Retirement Benefits

(a)	Defined Benefit Retirement Plans

While the Company does not sponsor a defined benefit retirement plan within the U.S., it does sponsor certain defined benefit retirement plans in several non-U.S. jurisdictions which cover a substantial portion of the Company’s employees in various countries around the world, the most significant of which are in Germany and the Philippines.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

The Company recognizes a liability on its consolidated balance sheets equal to the unfunded status of each of its defined benefit retirement plans.  The liability (or “funded status”) is the difference between the fair value of the plan’s assets (if any) and the benefit obligation.  Changes in plan assets and liabilities due to differences between actuarial assumptions and the actual results of the plan are recorded directly to “accumulated other comprehensive loss” in stockholder’s deficit on the consolidated balance sheet rather than charged to earnings. These differences are then amortized over future years as a component of annual benefit cost.  The Company amortizes actuarial differences on a straight-line basis over the average remaining service period of eligible employees.  It recognizes the difference between the actual and expected return on plan assets over five years.  The deferral of these differences reduces the volatility of the Company’s annual benefit cost that can result either from year-to-year changes in the assumptions or from actual results that are not necessarily representative of the long-term financial position of these plans.

Reconciliation of Funded Status and Accumulated Benefit Obligation

Expenses for the defined benefit retirement plans are developed from actuarial valuations prepared by independent third parties. The following summarizes the projected benefit obligations, plan assets and funded status of the defined benefit retirement plans.

	2012			2011
	Germany	Philippines	Combined	Germany	Philippines	Combined
Change in benefit obligation:
Benefit obligation – beginning of period	$(16,649)	$(1,965)	$(18,614)	$(18,833)	$(1,118)	$(19,951)
Service cost	(184)	(573)	(757)	(168)	(345)	(513)
Interest cost	(931)	(142)	(1,073)	(913)	(94)	(1,007)
Pension payments	838	14	852	832	5	837
Actuarial gain (loss)	(5,473)	(799)	(6,272)	2,337	(414)	1,923
Foreign currency exchange effects	(423)	(176)	(599)	96	1	97
Benefit obligation – end of period	(22,822)	(3,641)	(26,463)	(16,649)	(1,965)	(18,614)
Change in plan assets:
Fair value of assets – beginning of period	—	35	35	—	33	33
Actual return on plan assets	—	1	1	—	2	2
Fair value of plan assets – end of period	—	36	36	—	35	35
Funded status – end of period	$(22,822)	$(3,605)	$(26,427)	$(16,649)	$(1,930)	$(18,579)

Amounts recognized on the consolidated balance sheets as of December 31, 2012 and 2011, consisted of the following:

	2012			2011
	Germany	Philippines	Combined	Germany	Philippines	Combined
Current assets	$—	$36	$36	$—	$35	$35
Current liabilities	(898)	—	(898)	(797)	—	(797)
Noncurrent liabilities	(21,924)	(3,641)	(25,565)	(15,852)	(1,965)	(17,817)
Net liability recognized	$(22,822)	$(3,605)	$(26,427)	$(16,649)	$(1,930)	$(18,579)

The combined net periodic benefit cost for these defined benefit retirement plans was $1,863, $1,525 and $1,415 for the years ended December 31, 2012, 2011 and 2010, respectively.

Retirement Plan Assumptions

The Company calculates the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the applicable year.

The following tables summarize the weighted average assumptions used to determine benefit obligations and net periodic benefit costs, respectively:

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

	2012		2011
Benefit obligations:	Germany	Philippines	Germany	Philippines

Discount rate	3.50%	5.60%	5.80%	7.00%
Salary increase rate	2.00%	7.00%	2.00%	7.00%
Normal retirement age	65-67	60	65	60
Net periodic benefit costs:
Discount rate	5.80%	7.00%	4.60%	8.25%
Rate of return on plan assets	—	7.25%	—	7.25%
Salary increase rate	2.00%	7.00%	2.00%	7.00%
Normal retirement age	65-67	60	65	60

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

The benefits expected to be paid from the defined benefit retirement plans in each of the next five years ending December 31 and in aggregate the five years thereafter are as follows:

	Retirement Benefits Expected to be Paid
Year(s)	Germany	Philippines	Combined
2013	$898	$9	$907
2014	916	12	928
2015	955	26	981
2016	1,028	42	1,070
2017	1,136	50	1,186
2018 - 2022	6,638	1,045	7,683
Total	$11,571	$1,184	$12,755

(b)	Defined Contribution Retirement Plans

The Company maintains a defined contribution retirement plan (the GXS Investment and Savings Plan or “GXS 401(k) Plan”), qualified under the provisions of Section 401(k) of the Internal Revenue Code, for certain of its U.S. domestic employees.  In April 2010, the Company reinstated its matching contributions to the GXS 401(k) Plan (which had been temporarily halted in February 2009).  The Company matches 100% of employee contributions up to 2% of salary.  The Company recognized compensation expense for the GXS 401(k) Plan of $1,938, $1,756 and $1,180 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company also maintains other defined contribution retirement plans in several non-U.S. jurisdictions, the most material of which is in the U.K.  The Company recognized compensation expense for this plan of $660, $781 and $442 for the years ended December 31, 2012, 2011 and 2010, respectively.

The remainder of other defined contribution retirement plans maintained in non-U.S. jurisdictions is not material to the Company’s consolidated financial position or results of operations.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(16)	Stock Option Plans

(a)	GXS Holdings, Inc. Stock Incentive Plan

GXS Holdings sponsors a stock option plan (the GXS Holdings, Inc. Stock Incentive Plan or “Holdings Plan”) that provided for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.  The Holdings Plan provided for the grant of awards to acquire up to 18,836 shares of GXS Holdings common stock.  The Company did not grant any options from the Holdings Plan during the year ended December 31, 2012.

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

The following is a summary of the Holdings Plan common stock options granted, exercised, forfeited, converted and outstanding for the years ended December 31, 2012, 2011 and 2010:

Holdings Plan	2012	2011	2010

Outstanding at the beginning of the year	510	623	12,055
Granted prior to conversion - for 2010 only	––	––	946
Exercised prior to conversion - for 2010 only	––	––	––
Forfeited prior to conversion - for 2010 only	––	––	(1,535)
Subtotal - Outstanding at date of Inovis Merger (June 2, 2010)	510	623	11,466

Outstanding after application of conversion rate - for 2010 only	––	––	642
Granted after conversion	––	––	––
Exercised after conversion	––	––	––
Forfeited after conversion	(113)	(113)	(19)
Outstanding at the end of the year	397	510	623

As of December 31, 2012, approximately 374 of the Holdings Plan options were vested.

There were no Holdings Plan options granted in 2012 and 2011.  The estimated fair value of Holdings Plan options granted in 2010 was $30.  The amounts reflected above are the aggregate grant date fair values for the grants issued during the year ended December 31, 2010 under this plan, computed using the Black-Scholes option-pricing model in accordance with FASB ASC Topic 718 – Accounting for Stock Options and Other Stock-Based Compensation, and assuming no dividends.

As of December 31, 2012, the unrecognized stock compensation expense related to unvested Holdings Plan options was $11 which will be recognized over a weighted-average period of 8 months.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(b)	2010 GXS Group, Inc. Long Term Incentive Plan

In connection with the Inovis Merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010 that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company.   The Group LTIP provides for the grant of awards to acquire up to 14,000 shares of GXS Group common stock with maximum limits to any one individual of 2,500 share options in a calendar year and 1,500 share awards (or $6,300) per calendar year measured as of the date of grant.  All of the Company’s stock option awards subsequent to July 2010 have been granted through the Group LTIP.  In May 2012, the Group LTIP was amended to increase the pool of available shares to grant from 14,000 shares to 17,500 shares of GXS Group common stock .  The Company granted 7,410 options from the Group LTIP during the year ended December 31, 2012.

The Group LTIP options vest 25% on the first anniversary of the grant date.  Thereafter, these options vest at a rate of 1/36 per month over the three-year period following the first anniversary of the grant date.  The Group LTIP options are generally not exercisable until an initial public offering or seven years from the date of grant.  Upon exercise of the options, GXS Group has the right to repurchase the common stock for the lower of fair market value or the exercise price following termination of employment for cause or for fair market value following termination for other than cause.  This repurchase right terminates upon the earlier of an initial public offering, which raises proceeds of at least $100,000, or twelve months from the date of termination of employment.  Fair market value is determined by the closing price of the stock on the last date before determination, if publicly traded.  Otherwise, fair market value is determined by a committee of the board of directors.  All options under the Group LTIP since its inception have been granted with an exercise price of $1.26 per share.  In June 2012, the Company’s stockholders approved an amendment to the Group LTIP to lower the option exercise price from $1.26 per share to $0.81 per share on 8,944 shares previously granted.  All options subsequent to this amendment have been granted with an exercise price of $0.81 per share.  This amendment resulted in no material changes to stock compensation expense in 2012.

The following is a summary of the Group LTIP common stock options granted, exercised, forfeited and outstanding for the years ended December 31, 2012, 2011 and 2010:

Group LTIP	2012	2011	2010

Outstanding at the beginning of the year	9,566	6,048	––
Granted	7,410	4,425	6,545
Exercised	––	––	––
Forfeited	(1,208)	(907)	(497)
Outstanding at the end of the year	15,768	9,566	6,048

As of December 31, 2012, approximately 4,221 of the Group LTIP options were vested.

The estimated fair value of Group LTIP options granted in 2012, 2011 and 2010 was $1,275, $1,798 and $2,510, respectively.  The amounts reflected above are the aggregate grant date fair values for the grants issued during the years ended December 31, 2012, 2011 and 2010, respectively, under this plan, computed using the Black-Scholes option-pricing model in accordance with FASB ASC Topic 718 – Accounting for Stock Options and Other Stock-Based Compensation.  The following table sets forth the weighted-average assumptions used to estimate the fair value of the Group LTIP options granted for the years ended December, 31, 2012, 2011 and 2010:

Group LTIP Weighted-Average Assumptions	2012	2011	2010

Expected volatility	89.0%	85.0%	85.0%
Risk free interest rate	0.25%	0.53%	0.70%
Expected option life term	6.25 years	4.0 years	4.0 years
Dividend yield	none	none	none
Fair value per share	$0.14	$0.24	$0.39

As of December 31, 2012, the unrecognized stock compensation expense related to unvested Group LTIP options was $2,711 which will be recognized over a weighted-average period of 1.4 years.

Stock compensation expense for the years ended December 31, 2012, 2011 and 2010, was $907, $733 and $403, respectively.

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

(17)	Contingencies

The Company is subject to various legal proceedings and claims in the U.S. and other foreign jurisdictions, which arise in the ordinary course of its business, none of which management believes are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

In March 2013, the Company settled a patent infringement allegation made in 2006 by a third party against certain customers of one of Inovis’ software technology products for a nominal amount.  This matter had been previously disclosed by the Company and was fully accrued in the Company’s consolidated balance sheets at December 31, 2012.

A bank guarantee totaling $3,325 was made in May 2012 for a disputed tax matter in Brazil by the Company’s subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2,500 as of December 31, 2012.  The bank guarantee is collateralized by a deposit of cash with the issuing bank.  The Company intends to replace the bank guarantee with a letter of credit, likely under the Revolver, in the near future upon negotiation of commercially acceptable terms and conditions, which would result in a return of the cash deposit.  The Company can terminate the bank guarantee or replace the cash with a letter of credit at its option at any time and, therefore, have unrestricted access to the cash.  However, terminating the bank guarantee without replacing it with a letter of credit would be expected to have detrimental legal and tax consequences that could prevent it from conducting business as usual in Brazil.  The Company believes that the position of the Brazilian tax authorities is not consistent with the relevant facts.  However, there can be no assurance that the Company will ultimately prevail and it is likely that the bank guarantee and supporting cash collateral, or the substituted letter of credit, could remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts.  While based on information available on the case and other similar matters provided by local counsel, the Company believes the facts support its position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any future interest or penalties that may accrue.

The Company’s Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore.  U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices.  Accordingly, the Company determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, the Company may incur an increased tax liability, including accrued interest and penalties.  GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from its tax advisors, the Company believes that the facts the Indian tax authorities are using to support their assessment are incorrect.  The Company has started appeal procedures and anticipates an eventual settlement with the Indian tax authorities.  The Company has accrued $1,494 to cover its anticipated financial exposure in this matter.  There can be no assurance that appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that the Company may receive similar orders for other years until the above disputes are resolved.

During the third quarter of 2012, the Company was notified by the landlord of one of its leased offices in the U.K. (the “Guildford office”) that the landlord was objecting to the Company’s written notice (the “Notice”) given in the first quarter of 2012 to allow the Company to terminate the Guildford office lease in October 2012.  The lease termination provision allowed the Company to cease all rights and obligations of the lease in October 2012, instead of the October 2017 scheduled lease end date provided for in the lease.  The Guildford office was one of the office locations closed, as further described in Note 14 – Restructuring Charges.  If the Notice is determined to be invalid, the Company would be subject to paying the facility costs of the Guildford office through October 2017.  The Company is contesting the landlord’s assertion that the termination notice was invalid, and is currently assessing what legal rights it has while engaging in discussions with the landlord and ascertaining the potential for mitigating its obligations through subleasing the Guildford office.  If the Company is unsuccessful in its contention that the lease termination is valid, it is possible that it could incur a loss of up to approximately $1,000.  A loss, if any, would be recorded as a “restructuring charge.”  However, the Company has concluded that a loss is not probable at this time and has not accrued for any potential exposure.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

At December 31, 2012, the State of Michigan is conducting an audit of certain tax returns for seller’s use tax, and single business tax, filed by Inovis for various tax filing periods from 2004 through 2009.  Although preliminary audit determinations have been received from the State of Michigan for a total alleged liability of approximately $800, including penalties and interest, the Company is contesting such preliminary determinations and at this time has concluded that a loss is not probable and therefore has not accrued for any potential exposure in these matters.

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

(18)	Related Party Transactions

Prior to the Inovis Merger, the Company had an agreement with Francisco Partners, the controlling shareholder of GXS Holdings, under which the Company had agreed to pay Francisco Partners an annual fee of $2,000 plus expenses for financial advisory and consulting services (“the Monitoring Agreement”).  The expense related to the fee payable under the Monitoring Agreement was $833 for the period from January 1, 2010 through June 2, 2010.  Francisco Partners waived the payment of $833 of fees earned for the period from January 1, 2010 through June 2, 2010, and such amount was recorded as a contribution to additional paid-in capital in the corresponding consolidated statement of changes in stockholder’s deficit.  The Company also paid Francisco Partners a merger advisory fee of $3,000 prior to the closing of the Inovis Merger.

In conjunction with the Inovis Merger on June 2, 2010, the Company terminated the Monitoring Agreement and entered into a new management agreement pursuant to which the Company agreed to pay in the aggregate an annual fee of $4,000 to Francisco Partners and certain former stockholders of Inovis, Golden Gate Capital (“Golden Gate”) and Cerberus Partners (“Cerberus”), in exchange for financial advisory and consulting services (the “Management Agreement”).  The Management Agreement has a term of ten years and the annual fee is allocated to Francisco Partners, Golden Gate and Cerberus in the annual amounts of $2,868, $566, and $566, respectively.  The Management Agreement provides for a re-calculation of the annual fee allocation upon changes in the stock ownership percentages of Francisco Partners, Golden Gate and Cerberus, if any.  Changes in stock ownership percentages have been nominal to date and the allocation methodology has not been changed.

The expenses related to the 2012, 2011 and 2010 management fees under the Management Agreement was $4,000 for each of the years ended December 31, 2012 and 2011 and for the period from June 2, 2010 through December 31, 2010, respectively.  The Company made aggregate management fee payments of $1,858, $3,717 and $2,868 during the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, 2011, and 2010, the Company owed aggregate amounts of $3,557, $1,415 and $1,132, respectively, for unpaid management fees earned under the Management Agreement through those dates.  These unpaid fees are included in “accrued expenses and other current liabilities” in the consolidated balance sheets as of the respective dates.

In November 2011, the Company entered into an agreement with one of its directors to provide consulting services for operational and technology reviews and assessments, as requested by the Company.  The Company considered the director’s experience as a former chief information officer of several public companies to be invaluable in providing useful analysis and feedback.  The agreement commenced on November 15, 2011 and ended on February 28, 2012.  In exchange for the consulting services, the director received a weekly fee of $10, plus reimbursement for actual and reasonable expenses incurred in performing such services.  During the years ended December 31, 2012 and 2011, the Company recorded $54 and $67, respectively, for services provided and expenses incurred under this agreement.

In July 2012, Francisco Partners, the controlling shareholder of GXS Holdings, acquired Kewill Ltd. (“Kewill”), a global trade and logistics software provider based in the U.K that the Company has had an ongoing business relationship with for several years.  While this development has created an indirect related party connection between the Company and Kewill, the nature of the relationship has always been, and continues to be, conducted at arms-length and is not material to the Company’s consolidated results of operations. The Company also sells products and services to Infor (U.S.), Inc. including its affiliates (“Infor”), which is controlled by Golden Gate and on whose board of directors one of our directors also serves.  The nature of the Infor relationship is also arms-length and is not material to our consolidated results of operations.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

(19)	Quarterly Results of Operations (unaudited)

The summary financial information below shows the revenue, cost of revenues, operating income, net income (loss) and net income (loss) attributable to GXS Worldwide, by quarter for the years ended December 31, 2012, 2011 and 2010, respectively.

2012	Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$118,912	$120,809	$121,279	$126,524
Cost of revenues	64,750	66,858	67,201	69,061
Operating income	18,184	20,462	21,526	23,340
Net income (loss)	(4,622)	(5,704)	(146)	323
Net income (loss) attributable to GXS Worldwide	(4,627)	(5,684)	(193)	291

2011	Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$114,108	$118,815	$122,716	$124,248
Cost of revenues	62,629	63,860	64,394	66,776
Operating income	17,609	21,169	25,199	26,540
Net income (loss)	(3,794)	58	40	2,437
Net income (loss) attributable to GXS Worldwide	(3,804)	36	75	2,409

2010	Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$84,686	$97,649	$114,138	$121,456
Cost of revenues	44,056	50,407	63,567	69,469
Operating income	13,041	12,685	19,156	19,741
Net income (loss)	(10,669)	28,035	(3,002)	(10,362)
Net income (loss) attributable to GXS Worldwide	(10,640)	28,056	(2,995)	(10,436)

The Company’s quarterly results of operations are generally not impacted materially by seasonality due to the nature of its customer contracts.  The quarterly results of operations for each of the quarters in 2012 and 2011 and for the quarters ended June 30, September 30, and December 31, 2010, respectively, reflect the combined results of Inovis, which was acquired on June 2, 2010.

(20)	Supplemental Condensed Consolidated Financial Information

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Balance Sheets
December 31, 2012
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$14,854	$20,176	$––	$35,030
Receivables, net	––	53,699	45,395	––	99,094
Prepaid expenses and other assets	152	17,292	10,882	––	28,326
Advances to subsidiaries	––	687,956	104,109	(792,065)	––
Total current assets	152	773,801	180,562	(792,065)	162,450

Investments in subsidiaries	489,808	3,222	––	(493,030)	––
Property and equipment, net	––	100,695	8,612	––	109,307
Goodwill	––	242,758	26,288	––	269,046
Intangible assets, net	––	89,856	10,982	––	100,838
Deferred financing costs	10,988	––	––	––	10,988
Other noncurrent assets	––	9,051	11,052	––	20,103

Total Assets	$500,948	$1,219,383	$237,496	$(1,285,095)	$672,732

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$––	$14,453	$5,572	$––	$20,025
Other current liabilities	3,402	49,398	34,721	––	87,521
Advances from affiliates	––	628,601	163,464	(792,065)	––
Total current liabilities	3,402	692,452	203,757	(792,065)	107,546

Long-term debt less current maturities	775,334	––	––	––	775,334
Other liabilities	––	37,123	30,171	––	67,294
Total liabilities	778,736	729,575	233,928	(792,065)	950,174
Stockholder’s equity (deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(277,788)	489,808	3,222	(493,030)	(277,788)
Non-controlling interest	––	––	346	––	346
Total stockholder’s equity (deficit)	(277,788)	489,808	3,568	(493,030)	(277,442)

Total Liabilities and Stockholder’s Equity (Deficit)	$500,948	$1,219,383	$237,496	$(1,285,095)	$672,732

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2012
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$402,995	$222,826	$(138,297)	$487,524

Costs and operating expenses	48	319,472	221,247	(138,297)	402,470
Restructuring charges	––	1,045	497	––	1,542
Operating income (loss)	(48)	82,478	1,082	––	83,512
Other income (expense), net	(85,400)	10,122	(14,500)	––	(89,778)
Income (loss) before income taxes	(85,448)	92,600	(13,418)	––	(6,266)
Income tax expense	––	2,528	1,355	––	3,883
Income (loss) before equity in income (loss) of subsidiaries	(85,448)	90,072	(14,773)	––	(10,149)
Equity in income (loss) of subsidiaries	75,299	(14,773)	––	(60,526)	––
Net income (loss)	(10,149)	75,299	(14,773)	(60,526)	(10,149)
Adjustments to pension liabilities	––	––	(6,327)	––	(6,327)
Foreign currency translation adjustments	––	––	2,453	––	2,453
Dividends from subsidiaries	––	1,062	––	(1,062)	––
Comprehensive income (loss)	(10,149)	76,361	(18,647)	(61,588)	(14,023)
Less: Comprehensive income attributable to non-controlling interest	––	––	64	––	64
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(10,149)	$76,361	$(18,711)	$(61,588)	$(14,087)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2011
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$395,574	$223,099	$(138,786)	$479,887

Costs and operating expenses	227	314,402	211,058	(138,786)	386,901
Restructuring charges	––	1,846	623	––	2,469
Operating income (loss)	(227)	79,326	11,418	––	90,517
Other income (expense), net	(83,616)	11,117	(12,493)	––	(84,992)
Income (loss) before income taxes	(83,843)	90,443	(1,075)	––	5,525
Income tax expense	––	590	6,194	––	6,784
Income (loss) before equity in income (loss) of subsidiaries	(83,843)	89,853	(7,269)	––	(1,259)
Equity in income (loss) of subsidiaries	82,584	(7,269)	––	(75,315)	––
Net income (loss)	(1,259)	82,584	(7,269)	(75,315)	(1,259)
Adjustments to pension liabilities	––	––	1,831	––	1,831
Foreign currency translation adjustments	––	––	358	––	358
Dividends from subsidiaries	––	2,219	––	(2,219)	––
Comprehensive income (loss)	(1,259)	84,803	(5,080)	(77,534)	930
Less: Comprehensive income attributable to non-controlling interest	––	––	25	––	25
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(1,259)	$84,803	$(5,105)	$(77,534)	$905

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2010
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$339,563	$210,888	$(132,522)	$417,929

Costs and operating expenses	8,555	275,044	194,870	(132,522)	345,947
Restructuring charges	––	4,685	950	––	5,635
Loss on disposition of assets	––	1,724	––	––	1,724
Operating income (loss)	(8,555)	58,110	15,068	––	64,623
Other income (expense), net	(86,224)	10,784	(10,709)	––	(86,149)
Income (loss) before income taxes	(94,779)	68,894	4,359	––	(21,526)
Income tax expense (benefit)	––	(27,923)	2,395	––	(25,528)
Income (loss) before equity in income of subsidiaries	(94,779)	96,817	1,964	––	4,002
Equity in income of subsidiaries	98,781	1,964	––	(100,745)	––
Net income	4,002	98,781	1,964	(100,745)	4,002
Adjustments to pension liabilities	––	––	(1,329)	––	(1,329)
Foreign currency translation adjustments	––	––	(361)	––	(361)
Dividends from subsidiaries	––	1,338	––	(1,338)	––
Comprehensive income	4,002	100,119	274	(102,083)	2,312
Less: Comprehensive income attributable to non-controlling interest	––	––	17	––	17
Comprehensive income attributable to GXS Worldwide, Inc.	$4,002	$100,119	$257	$(102,083)	$2,295

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidating Statements of Cash Flows
Year Ended December 31, 2012
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,149)	$75,299	$(14,773)	$(60,526)	$(10,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	50,307	6,178	––	56,485
Deferred income taxes	––	1,480	(371)	––	1,109
Amortization of deferred financing fees and debt discount	7,717	––	363	––	8,080
Stock compensation expense	––	907	––	––	907
Equity in net (income) loss of subsidiaries	(75,299)	14,773	––	60,526	––
Changes in operating assets and liabilities, net	81,152	(94,804)	23,837	––	10,185
Net cash provided by operating activities	3,421	47,962	15,234	––	66,617

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(35,944)	(4,823)	––	(40,767)
Net cash used in investing activities	––	(35,944)	(4,823)	––	(40,767)

Cash flows from financing activities:
Borrowings under revolving credit facility	20,000	––	––	––	20,000
Repayments under revolving credit facility	(23,000)	––	––	––	(23,000)
Payment of financing costs	(421)	––	––	––	(421)
Net cash used in financing activities	(3,421)	––	––	––	(3,421)

Effect of exchange rate changes on cash	––	––	(367)	––	(367)

Increase in cash and cash equivalents	––	12,018	10,044	––	22,062
Cash and cash equivalents, beginning of year	––	2,836	10,132	––	12,968

Cash and cash equivalents, end of year	$––	$14,854	$20,176	$––	$35,030

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
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
As of and for the Years Ended
December 31, 2012, 2011 and 2010
(In thousands)

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe		Deductions - describe		Balance at end of period

For the year ended December 31, 2012:
Allowance for doubtful accounts	$4,673	$921	$––	(b)	$(1,093	)(a)	$4,501
Allowance for sales credits	10,078	13,764	––	(b)	(13,305	)(c)	10,537
	$14,751						$15,038

For the year ended December 31, 2011:
Allowance for doubtful accounts	$3,982	$727	$––	(b)	$(36	)(a)	$4,673
Allowance for sales credits	8,388	9,355	24	(b)	(7,689	)(c)	10,078
	$12,370						$14,751

For the year ended December 31, 2010:
Allowance for doubtful accounts	$3,654	$598	$––	(b)	$(270	)(a)	$3,982
Allowance for sales credits	10,695	19,243	––	(b)	(21,550	)(c)	8,388
	$14,349						$12,370

________________

(a)	Bad debt write-offs, net of recoveries.

(b)	Impact of foreign exchange.

(c)	Charges to sales allowance recorded against revenue.

S-1