Form 10-Q
period 2013-03-31
GXS Worldwide, Inc.
filed 2013-05-13
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to

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

As of May 10, 2013, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

GXS WORLDWIDE, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2013

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and
	December 31, 2012	4

	Unaudited Condensed Consolidated Statements of Operations for the three months ended
	March 31, 2013 and 2012	5

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the
	three months ended March 31, 2013 and 2012	6

	Unaudited Condensed Consolidated Statement of Changes in Stockholder’s Deficit for the
	three months ended March 31, 2013	7

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended
	March 31, 2013 and 2012	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		45

In this Quarterly Report on Form 10-Q, all references to “our,” “us,” “we,” “the Company” and “GXS” refer to GXS Worldwide, Inc. and its subsidiaries as a consolidated entity, unless the context otherwise requires or where otherwise indicated.  All references to “Interchange” refer to Interchange Serviços S.A., which the Company acquired on December 30, 2008.  All references to “Inovis” refer to Inovis International, Inc., which the Company acquired on June 2, 2010, the “Inovis Merger” or the “Merger”.  All references to “RollStream” refer to RollStream, Inc., which the Company acquired on March 28, 2011.

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

PART I.     FINANCIAL INFORMATION

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 (In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,230	$35,030
Receivables, net	95,438	99,094
Prepaid expenses and other assets	27,053	28,326
Total current assets	171,721	162,450

Property and equipment, net	109,600	109,307
Goodwill	267,829	269,046
Intangible assets, net	95,856	100,838
Deferred financing costs	9,865	10,988
Other assets	21,110	20,103

Total Assets	$675,981	$672,732

Liabilities and Stockholder's Deficit
Current liabilities:
Trade payables	$16,902	$20,025
Deferred income	42,320	41,492
Accrued expenses and other current liabilities	62,829	46,029
Total current liabilities	122,051	107,546

Long-term debt	776,210	775,334
Deferred income tax liabilities	10,394	10,753
Other liabilities	52,108	56,541
Total liabilities	960,763	950,174

GXS Worldwide, Inc. stockholder's deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	430,242	429,952
Accumulated deficit	(704,949)	(697,659)
Accumulated other comprehensive loss	(10,407)	(10,082)
Total GXS Worldwide, Inc. stockholder's deficit	(285,113)	(277,788)
Non-controlling interest	331	346
Total stockholder’s deficit	(284,782)	(277,442)

Total Liabilities and Stockholder’s Deficit	$675,981	$672,732

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$118,746	$118,912

Costs and operating expenses:
Cost of revenues	66,047	64,750
Sales and marketing	17,883	17,150
General and administrative	17,693	18,828
Operating income	17,123	18,184

Other income (expense):
Interest expense, net	(21,109)	(21,339)
Other income (expense), net	(2,485)	(718)
Loss before income taxes	(6,471)	(3,873)

Income tax expense	834	749
Net loss	(7,305)	(4,622)
Less: Net income (loss) attributable to non-controlling interest	(15)	5

Net loss attributable to GXS Worldwide, Inc.	$(7,290)	$(4,627)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(7,305)	$(4,622)
Foreign currency translation adjustments	(325)	1,320

Comprehensive loss	(7,630)	(3,302)
Less: Comprehensive income (loss) attributable to non-controlling interest	(15)	5

Comprehensive loss attributable to GXS Worldwide, Inc.	$(7,615)	$(3,307)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total

Balance at December 31, 2012	$1	$429,952	$(697,659)	$(10,082)	$346	$(277,442)

Net loss	––	––	(7,290)	––	(15)	(7,305)
Stock compensation expense	––	290	––	––	––	290
Foreign currency translation adjustments	––	––	––	(325)	––	(325)

Balance at March 31, 2013	$1	$430,242	$(704,949)	$(10,407)	$331	$(284,782)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operations:
Net loss	$(7,305)	$(4,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,408	13,863
Deferred income taxes	355	202
Amortization of deferred financing costs and debt discount	2,118	1,978
Stock compensation expense	290	197
Changes in operating assets and liabilities, net of effect of business acquisitions:
Decrease in receivables	3,656	6,071
Increase in prepaid expenses and other assets	(508)	(1,521)
Decrease in trade payables	(1,810)	(2,980)
Increase (decrease) in deferred income	828	(2,757)
Increase in accrued expenses and other liabilities	12,248	19,373
Other	1,766	383
Net cash provided by operating activities	25,046	30,187
Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	(10,421)	(11,107)
Net cash used in investing activities	(10,421)	(11,107)
Cash flows from financing activities:
Borrowings under revolving credit facility	––	7,000
Repayments under revolving credit facility	––	(10,000)
Payment of financing costs	––	(400)
Net cash used in financing activities	––	(3,400)

Effect of exchange rate changes on cash	(425)	88

Increase in cash and cash equivalents	14,200	15,768
Cash and cash equivalents, beginning of period	35,030	12,968
Cash and cash equivalents, end of period	$49,230	$28,736

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$215	$311
Cash paid for income taxes	$404	$659

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

(1)	Business and Basis of Presentation

GXS Worldwide, Inc. and its subsidiaries (“GXS Worldwide” or the “Company”) is a leading global provider of business-to-business (“B2B”) cloud-based integration services and solutions that simplify and enhance business process integration, data quality and compliance, and collaboration among businesses. The Company’s services and solutions enable customers to manage and improve mission critical supply chain functions, securely process financial transactions related to the exchange of goods and services, and automate and control other critical cross-enterprise business processes. By utilizing these services and solutions the Company’s customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security. Customers and their trading partners do business together primarily via GXS Trading Grid®, a cloud-based integration platform. The Company’s “Managed Services” are hosted services to customers on an outsourced basis, primarily on GXS Trading Grid®.

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

Interim results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K, filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”) on March 28, 2013.

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

(e)        Revenue Recognition

The Company has five service lines, specifically including: Messaging Services, Managed Services, B2B Software and Services, Data Synchronization and Custom Outsourcing Services. The Company’s service lines generate revenues from three principal sources, as described in detail below. Regardless of the service line or source, the Company records revenues net of any taxes (e.g., sales, local, value-added) that are collected from customers and remitted to governmental authorities.

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

In accordance with the provisions of Accounting Standards Update (“ASU”) 2009-13 – Revenue Arrangements with Multiple Deliverables, the Company allocates the overall arrangement consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence (“VSOE”) or other third-party evidence of the selling price. For non-software arrangements with more than one element of revenue with stand-alone value, the Company allocates revenue to each component based on VSOE, third party evidence of selling price when available, or estimated selling price. VSOE for software maintenance is based on contractual renewal rates. Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

arrangement. In some arrangements, the Company also sells professional services which do have stand-alone value and can be separated from other elements in the arrangement. The revenue related to these services is recognized as the service is performed.

The Company defers all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues. The unamortized balance of these costs as of March 31, 2013 and December 31, 2012 was $29,159 and $28,681, respectively, and are recorded in either “prepaid expenses and other assets” (see Note 4) or “other assets” (see Note 7) in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

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

The Company’s allowance for doubtful accounts is determined through specific identification of customers known to be doubtful of collection and an overall evaluation of the aging of its accounts receivable. The Company considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, historical credits issued, the demand and acceptance of our products and services, the customer’s payment history, and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. The Company believes it has adequate allowances to cover its exposure to potential uncollectible amounts and credits.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

During the three months ended March 31, 2013 and 2012, the Company capitalized costs related to the development of internal-use software of $7,251 and $6,067, respectively. Such amounts include capitalized interest of $336 and $150 for the three months ended March 31, 2013 and 2012, respectively.

In accordance with FASB ASC 985-20 – Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company expenses costs incurred in the development of software sold externally or developed for license to customers until technological feasibility has been established under the working model method. The Company does not capitalize these costs since there is generally a short period of time between the date technological feasibility is achieved and the date when the product is available for general release to customers, thus any costs incurred have not been material to date.

(i)	Goodwill

As of March 31, 2013 and December 31, 2012, the Company had goodwill in the amount of $267,829 and $269,046, respectively. The Company tests goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment. In accordance with ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company first assesses various qualitative factors (defined in the guidance) to determine whether it is necessary to perform a quantitative goodwill impairment test. Should it be necessary to perform the two-step quantitative goodwill impairment test, the Company first compares the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit. If the carrying value is less than the fair value, there is no impairment. If the carrying value exceeds the fair value of the reporting unit, an additional test is performed to measure the impairment loss.

As of March 31, 2013, the Company assessed the qualitative factors and determined that goodwill was not impaired; as it was more likely than not that the fair value was greater than the carrying amount. As of December 31, 2012, the Company completed the required impairment testing and determined that goodwill was not impaired. The Company’s assessment and impairment test are based on a single operating segment and reporting unit structure. The fair value of the reporting unit exceeded the carrying value at March 31, 2013 and December 31, 2012.

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

(k)        Restructuring

The Company calculates any facility-related costs included in restructuring charges by discounting the net future cash obligation of the existing leases less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgment about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments are based upon independent market analysis and assessment from experienced real estate advisors. Most of the Company’s vacant space has been sublet with the long-term sublease of the Company’s former corporate headquarters that commenced in 2009. If the Company were to make different determinations with respect to these factors, the amounts of restructuring charges could differ materially.

Restructuring charges also include severance expense (payroll and direct benefits) provided to employees who are involuntarily terminated under the terms of a severance arrangement that has been approved by management, has been communicated to the affected employees, and is not an ongoing benefit arrangement or an individual deferred compensation contract. The Company recognizes the severance liability when all conditions for earning the severance amounts have been fulfilled.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
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

(m)      Comprehensive Loss

Comprehensive loss consists of net income (loss) adjusted for increases and decreases affecting “accumulated other comprehensive loss” in stockholder’s deficit that are excluded from the determination of net income (loss).

Accumulated other comprehensive loss was comprised of the following:

	March 31, 2013	December 31, 2012
Additional minimum pension liability	$(6,788)	$(6,788)
Foreign currency translation adjustments	(3,619)	(3,294)
Accumulated other comprehensive loss	$(10,407)	$(10,082)

There were no reclassifications out of accumulated other comprehensive loss that impacted net income (loss) during the three months ended March 31, 2013 and 2012, respectively.

(n)       Research and Development

Research and development costs are expensed as incurred. Research and development costs are reflected within “cost of revenues” in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012.

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

The effective income tax rate for the three months ended March 31, 2013 and 2012 differs from the federal statutory rate of 35.0% principally as a result of state income taxes, differing rates in foreign jurisdictions, and the effect of expected losses in the U.S. and foreign jurisdictions for which no income tax benefit has been recognized.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

The Company considers the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies in assessing the realization of deferred tax assets. The Company believes it will achieve profitable operations in future years that will enable recovery of the benefit of its deferred tax assets. However, The Company presently does not have sufficient objective evidence that it is more likely than not that it will realize the benefits from the deferred tax assets and, accordingly, has established a full valuation allowance for its U.S. and selected foreign net deferred tax assets as required by U.S. GAAP.

(p)       Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, receivables and long-term debt. Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments. At March 31, 2013, the Company’s long-term debt was valued at 103.75% of its face value, so the Company considered the fair value to be $814,438 at that date. At December 31, 2012, the Company’s long-term debt was valued at 104.75% of its face value, so the Company considered the fair value to be $822,288 at that date.

The Company considered the long-term debt to be included within Level 2 of the fair value hierarchy established by U.S. GAAP, as its fair value is measured primarily utilizing observable market-based inputs, such as quotes of recent market trades of its debt.

(q)       Stock Option Plans

The GXS Holdings, Inc. Stock Incentive Plan (or “Holdings Plan”) provided for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company. The Holdings Plan provided for the grant of awards to acquire up to 18,836 shares of GXS Holdings common stock. On June 2, 2010, GXS Holdings acquired Inovis International, Inc. (“Inovis”) in a transaction referred to as the “Inovis Merger” or the “Merger”. Effective with the Inovis Merger, shares reserved and granted under the Holdings Plan were subject to a conversion into shares and grants in GXS Group at a conversion rate of approximately 18 to 1 and remain outstanding with their existing vesting schedules, expiration dates and subject to other terms of the Holdings Plan, which GXS Group assumed upon the Inovis Merger. The conversion reduced the total authorized number of Holdings Plan options that could be awarded from 18,836 shares to 1,055 shares. However, no additional award grants will be made from this plan; therefore the maximum number of plan options in the pool will equal the number of options outstanding at the end of a measurement period.

Following the Inovis Merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010 that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company. The Group LTIP, as amended in May 2012, provides for the grant of awards to acquire up to 17,500 shares of GXS Group common stock and all of the Company’s stock option awards subsequent to July 2010 are being granted through the Group LTIP. In June 2012, the Company’s stockholders further amended the Group LTIP to lower the option exercise price from $1.26 per share to $0.81 per share on 8,944 shares previously granted.

Compensation costs relating to share-based payment transactions are recognized in the condensed consolidated statements of operations over the applicable service period based upon the fair value of the award at the grant date. Fair value is determined in accordance with FASB ASC Topic 718 – Accounting for Stock Options and Other Stock-Based Compensation.

(r)        Use of Estimates

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

(s)        Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 2012 and for the three months ended March 31, 2012 to conform to the presentation at March 31, 2013 and for the three months then ended.

(t)         Recently Released Accounting Standard

In February 2013, the FASB issued ASU 2013-02 – Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide additional details regarding any amounts reclassified out of accumulated other comprehensive income by component, and present, either on the face of the statement where net income (loss) is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss). For public entities, the ASU is effective prospectively for reporting periods after December 15, 2012. The Company has evaluated the impact of adopting ASU 2013-02 and concluded there is no significant impact on its condensed consolidated financial statements presentation.

(3)	Revenue and Receivables

The Company operates as a single operating segment and provides products and services to its customers around the world directly, through its foreign subsidiaries, and indirectly through resellers.

Receivables, net were comprised of the following:

	March 31, 2013	December 31, 2012
Trade accounts receivable	$95,930	$99,575
Unbilled trade receivables	8,068	8,407
Other receivables	4,933	6,150
Subtotal	108,931	114,132
Less: allowance for doubtful accounts	(13,493)	(15,038)
Total receivables, net	$95,438	$99,094

Unbilled trade receivables represent amounts earned and accrued as receivables from customers prior to the end of the period. Unbilled trade receivables are expected to be billed and collected within twelve months of the respective balance sheet date. Other receivables primarily includes various value-added tax receivables.

(4)	Prepaid Expenses and Other Assets

Prepaid expenses and other assets (a current asset) were comprised of the following:

	March 31, 2013	December 31, 2012
Deferred direct and relevant costs on implementations of contracts, current	$11,913	$11,707
Prepaid expenses	9,964	10,083
Deferred income tax assets, current	4,151	4,925
Other	1,025	1,611
Total	$27,053	$28,326

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

(5)	Property and Equipment

Property and equipment, net were comprised of the following:

	March 31, 2013	December 31, 2012
Computer software	$355,401	$347,893
Computer equipment and furniture	209,879	208,958
Leasehold improvements	13,687	13,832
Gross property and equipment	578,967	570,683
Less: accumulated depreciation and amortization	(469,367)	(461,376)
Property and equipment, net	$109,600	$109,307

Depreciation and amortization expense related to property and equipment was $8,711 and $8,874 for the three months ended March 31, 2013 and 2012, respectively.

(6)	Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the three months ended March 31, 2013:

Balance as of December 31, 2012	$269,046
Foreign currency translation	(1,217)
Balance as of March 31, 2013	$267,829

Other acquired intangible assets were comprised of the following:

March 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$220,323	$(140,638)	$79,685
Product technology	18,394	(5,888)	12,506
Trade names and trademarks	4,368	(2,464)	1,904
Other acquired intangible assets	3,317	(3,109)	208
Subtotal	246,402	(152,099)	94,303
Non-amortizable intangible assets:
Trade names and trademarks	1,553	––	1,553
Total	$247,955	$(152,099)	$95,856

December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$220,583	$(136,802)	$83,781
Product technology	18,503	(5,392)	13,111
Trade names and trademarks	4,368	(2,246)	2,122
Other acquired intangible assets	3,294	(3,022)	272
Subtotal	246,748	(147,462)	99,286
Non-amortizable intangible assets:
Trade names and trademarks	1,552	––	1,552
Total	$248,300	$(147,462)	$100,838

The gross carrying amounts of certain intangible assets are impacted by certain balances being denominated in foreign currencies.  These balances are translated into U.S. dollars at exchange rates that approximate those at the balance sheet date.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

Intangible assets, except for those with an indefinite life (certain trade names and trademarks), are amortized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed or on a straight-line basis. Amortization expense related to intangible assets was $4,697 and $4,989 for the three months ended March 31, 2013 and 2012, respectively.

(7)	Other Assets

Other assets (a non-current asset) were comprised of the following:

	March 31, 2013	December 31, 2012
Deferred direct and relevant costs on implementations of long-term contracts, net	$17,246	$16,974
Refundable deposits	2,535	1,914
Other	1,329	1,215
Total	$21,110	$20,103

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following:

	March 31, 2013	December 31, 2012
Accrued interest	$22,522	$3,402
Employee compensation and benefits	17,466	21,856
Other non-income taxes accrued	7,586	8,191
Rebates due to stockholders of Interchange, net of discount	3,440	––
Restructuring	3,015	3,142
Other	8,800	9,438
Total	$62,829	$46,029

(9)	Other Liabilities

Other liabilities (a non-current liability) were comprised of the following:

	March 31, 2013	December 31, 2012
Pension and related benefits	$26,622	$26,650
Deferred income – non-current	13,165	13,120
Deferred rent – non-current	10,761	10,757
Rebates due to stockholders of Interchange, net of discount	––	3,407
Restructuring – non-current	190	767
Other	1,370	1,840
Total	$52,108	$56,541

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

(10)	Debt

Debt was comprised of the following:

	March 31, 2013		December 31, 2012
	Book Value	Fair Value	Book Value	Fair Value
Senior secured notes	$785,000	$814,438	$785,000	$822,288
Less: unamortized original issue discount	(8,790)	––	(9,666)	––
Total long-term debt	$776,210	$814,438	$775,334	$822,288

The Company had no outstanding borrowings on its revolving credit facility at March 31, 2013 and December 31, 2012, respectively.

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

On February 29, 2012, the Revolver was amended. As amended, the Revolver has the following key terms, among others: (i) an expiration date of March 15, 2015; (ii) at the Company’s option, an interest rate at 4.50% above the London Interbank Offered Rate (“LIBOR”), or a rate that is 3.50% above the administrative agent’s “base rate” per annum; (iii) an interest rate of 0.50% per annum on unused Revolver borrowing capacity; (iv) a minimum interest coverage ratio covenant, as defined in the Revolver, of 1.75; and (v) a maximum net leverage ratio covenant, as defined in the Revolver, of 5.75. No other covenants or conditions were changed by the amendment. The Company paid a closing fee of $375 and professional fees of $46 in connection with the amendment which are being deferred and amortized over the new term of the agreement, along with the existing unamortized deferred costs from the original agreement.

As of March 31, 2013, the Company had outstanding letters of credit of $10,939, no outstanding borrowings, and additional available borrowings of $39,061 under the Revolver. Any outstanding borrowings against the Revolver shall be repaid in full on March 15, 2015 and the commitments shall terminate on that date. The Revolver requires the Company to maintain certain financial and non-financial covenants. Noncompliance with any covenant specified in the Revolver would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable. At March 31, 2013, the Company was in compliance with all of the Revolver’s financial and non-financial covenants.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

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

Deferred financing costs are being amortized over the life of the debt using the effective interest method. Amortization expense related to the deferred financing costs on the Senior Secured Notes and Revolver was $1,123 and $1,091 for the three months ended March 31, 2013 and 2012, respectively.

(11)	Restructuring Charges

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

During the three months ended March 31, 2013, the Company incurred approximately $78 in restructuring charges, which included charges associated with the further consolidation of office space and the involuntary termination of four employees. These charges are recorded within “general and administrative” expenses in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012.

The restructuring accrual amounts recorded are net of amounts the Company expects to receive from subleasing vacated space, primarily at its previous corporate headquarters through April 2014, when the underlying lease obligation ends. The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases. As of March 31, 2013, approximately $2,895 of the facilities restructuring obligations are associated with the Company’s previous global headquarters. The Company relocated to its current global headquarters facility in March 2010.

The changes in the Company’s restructuring accrual for the three months ended March 31, 2013 are as follows:

	Severance	Facilities	Total

Balance as of December 31, 2012	$147	$3,762	$3,909
Restructuring charges	161	(83)	78
Payments and other adjustments	(89)	(693)	(782)
Balance as of March 31, 2013	$219	$2,986	$3,205

The current portion of the above obligations totaled $3,015 and $3,142 at March 31, 2013 and December 31, 2012, respectively, and are included in “accrued expenses and other current liabilities” on the condensed consolidated balance sheets (see Note 8). The long-term portion of the above obligations totaled $190 and $767 at March 31, 2013 and December 31, 2012, respectively, and are included in “other liabilities” on the condensed consolidated balance sheets (see Note 9).

(12)        Contingencies

The Company is subject to various legal proceedings and claims in the United States and other foreign jurisdictions, which arise in the ordinary course of its business, none of which management believes are likely to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

In March 2013, the Company settled a patent infringement allegation made in 2006 by a third party against certain customers of one of Inovis’ software technology products for a nominal amount. The settlement of this previously disclosed matter did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

A bank guarantee totaling $3,325 was made in May 2012 for a disputed tax matter in Brazil by the Company’s subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2,500 as of March 31, 2013. The bank guarantee is collateralized by a deposit of cash with the issuing bank.  In April 2013, GXS Brazil made an additional deposit of $353 to the bank guarantee. The Company may replace the bank guarantee with a letter of credit, likely under the Revolver, upon negotiation of commercially acceptable terms and conditions, if any, which would result in a return of the cash deposit. The Company can terminate the bank guarantee or replace the cash with a letter of credit at its option at any time and, therefore, have unrestricted access to the cash. However, terminating the bank guarantee without replacing it with a letter of credit would be expected to have detrimental legal and tax consequences that could prevent it from conducting business as usual in Brazil. The Company believes that the position of the Brazilian tax authorities is not consistent with the relevant facts. However, there can be no assurance that the Company will ultimately prevail and it is likely that the bank guarantee and supporting cash collateral, or the substituted letter of credit, could remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts. While based on information available on the case and other similar matters provided by local counsel, the Company believes the facts support its position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any future interest or penalties that may accrue.

The Company’s Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore. Both U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices. Accordingly, the Company determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control. If the applicable tax authorities determine that the transfer price applied was not appropriate, the Company may incur an increased tax liability, including accrued interest and penalties. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from its tax advisors, the Company believes that the facts the Indian tax authorities are using to support their assessment are incorrect. The Company has started appeal procedures and anticipates an eventual settlement with the Indian tax authorities. The Company has accrued $1,494 to cover its anticipated financial exposure in this matter. There can be no assurance that appeals will be successful or that these appeals will be finally resolved in the near future. There is a possibility that the Company may receive similar orders for other years until the above disputes are resolved.

During the third quarter of 2012, the Company was notified by the landlord of one of its leased offices in the U.K. (the “Guildford office”) that the landlord was objecting to the Company’s written notice (the “Notice”) given in the first quarter of 2012 to allow the Company to terminate the Guildford office lease in October 2012. The lease termination provision allowed the Company to cease all rights and obligations of the lease in October 2012, instead of the October 2017 scheduled lease end date provided for in the lease. The Guildford office was one of the office locations closed, as further described in Note 11 – Restructuring Charges. If the Notice is determined to be invalid, the Company would be subject to paying the facility costs of the Guildford office through October 2017. The Company is contesting the landlord’s assertion that the termination notice was invalid, and is currently assessing what legal rights it has while engaging in discussions with the landlord and ascertaining the potential for mitigating its obligations through subleasing the Guildford office. If the Company is unsuccessful in its contention that the lease termination is valid, it is possible that it could incur a loss of up to approximately $1,000. A loss, if any, would be recorded as a “restructuring charge.” However, the Company has concluded that a loss is not probable at this time and has not accrued for any potential exposure.

At March 31, 2013, the State of Michigan is conducting an audit of certain tax returns for seller’s use tax, and single business tax, filed by Inovis for various tax filing periods from 2004 through 2009. Although preliminary audit determinations have been received from the State of Michigan for a total alleged liability of approximately $800, including penalties and interest, the Company is contesting such preliminary determinations and at this time has concluded that a loss is not probable and therefore has not accrued for any potential exposure in these matters.

The Company is also subject to income and other taxes in the United States and other foreign jurisdictions and is regularly under audit by tax authorities.  Although the Company believes its tax estimates are reasonable, the final determination of any tax audits and related litigation or other proceedings could be materially different than that which is reflected in the Company’s tax provisions and accruals.  In certain foreign jurisdictions, the Company may be required to place on deposit or provide a bank guarantee for amounts claimed by tax authorities while it challenges such amounts.  Should additional taxes be assessed as a result of an audit or following an unsuccessful challenge by the Company through litigation, it could have a material effect on the Company’s condensed consolidated financial position and results of operations in the period or periods for which that determination is made.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

(13)         Related Party Transactions

In conjunction with the Inovis Merger in June 2010, the Company entered into a new management agreement pursuant to which the Company agreed to pay in the aggregate an annual fee of $4,000 to Francisco Partners and certain former stockholders of Inovis, Golden Gate Capital (“Golden Gate”) and Cerberus Partners (“Cerberus”), in exchange for financial advisory and consulting services (the “Management Agreement”). The Management Agreement has a term of ten years and the annual fee is allocated to Francisco Partners, Golden Gate and Cerberus in the annual amounts of $2,868, $566, and $566, respectively. The Management Agreement provides for a re-calculation of the annual fee allocation upon changes in the stock ownership percentages of Francisco Partners, Golden Gate and Cerberus, if any. Changes in stock ownership percentages have been nominal to date and the allocation methodology has not been changed.

The expense accrued for in each of the three month periods ended March 31, 2013 and 2012 was $1,000. The Company made aggregate management fee payments of $3,415 during the three months ended March 31, 2013 and no such management fee payments were made during the three months ended March 31, 2012. As of March 31, 2013 and December 31, 2012, the Company owed an aggregate of $1,142 and $3,557, respectively, for unpaid management fees earned under the Management Agreement through those dates. These unpaid fees are included in “accrued expenses and other current liabilities” in the condensed consolidated balance sheets as of the respective dates.

(14)         Supplemental Condensed Consolidated Financial Information

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
March 31, 2013
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$28,635	$20,595	$––	$49,230
Receivables, net	––	55,597	39,841	––	95,438
Prepaid expenses and other assets	153	16,230	10,670	––	27,053
Advances to subsidiaries	––	689,925	102,823	(792,748)	––
Total current assets	153	790,387	173,929	(792,748)	171,721

Investments in subsidiaries	503,602	(1,943)	––	(501,659)	––
Property and equipment, net	––	100,961	8,639	––	109,600
Goodwill	––	242,257	25,572	––	267,829
Intangible assets, net	––	85,872	9,984	––	95,856
Deferred financing costs	9,865	––	––	––	9,865
Other noncurrent assets	––	8,994	12,116	––	21,110

Total Assets	$513,620	$1,226,528	$230,240	$(1,294,407)	$675,981

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$––	$11,966	$4,936	$––	$16,902
Other current liabilities	22,523	46,726	35,900	––	105,149
Advances from affiliates	––	627,762	164,986	(792,748)	––
Total current liabilities	22,523	686,454	205,822	(792,748)	122,051

Long-term debt less current maturities	776,210	––	––	––	776,210
Other liabilities	––	36,472	26,030	––	62,502
Total liabilities	798,733	722,926	231,852	(792,748)	960,763
Stockholder’s equity (deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(285,113)	503,602	(1,943)	(501,659)	(285,113)
Non-controlling interest	––	––	331	––	331
Total stockholder’s equity (deficit)	(285,113)	503,602	(1,612)	(501,659)	(284,782)

Total Liabilities and Stockholder’s Equity (Deficit)	$513,620	$1,226,528	$230,240	$(1,294,407)	$675,981

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2013
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$101,196	$54,827	$(37,277)	$118,746

Costs and operating expenses	––	80,587	58,313	(37,277)	101,623
Operating income (loss)	––	20,609	(3,486)	––	17,123
Other income (expense), net	(21,369)	1,250	(3,475)	––	(23,594)
Income (loss) before income taxes	(21,369)	21,859	(6,961)	––	(6,471)
Income tax expense	––	455	379	––	834
Income (loss) before equity in income (loss) of subsidiaries	(21,369)	21,404	(7,340)	––	(7,305)
Equity in income (loss) of subsidiaries	14,064	(7,340)	––	(6,724)	––
Net income (loss)	(7,305)	14,064	(7,340)	(6,724)	(7,305)
Foreign currency translation adjustments	––	––	(325)	––	(325)
Comprehensive income (loss)	(7,305)	14,064	(7,665)	(6,724)	(7,630)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(15)	––	(15)
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(7,305)	$14,064	$(7,650)	$(6,724)	$(7,615)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2012
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$101,751	$53,242	$(36,081)	$118,912

Costs and operating expenses	34	80,400	56,375	(36,081)	100,728
Operating income (loss)	(34)	21,351	(3,133)	––	18,184
Other income (expense), net	(21,377)	3	(683)	––	(22,057)
Income (loss) before income taxes	(21,411)	21,354	(3,816)	––	(3,873)
Income tax expense	––	352	397	––	749
Income (loss) before equity in income (loss) of subsidiaries	(21,411)	21,002	(4,213)	––	(4,622)
Equity in income (loss) of subsidiaries	16,789	(4,213)	––	(12,576)	––
Net income (loss)	(4,622)	16,789	(4,213)	(12,576)	(4,622)
Foreign currency translation adjustments	––	––	1,320	––	1,320
Comprehensive income (loss)	(4,622)	16,789	(2,893)	(12,576)	(3,302)
Less: Comprehensive income attributable to non-controlling interest	––	––	5	––	5
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(4,622)	$16,789	$(2,898)	$(12,576)	$(3,307)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,305)	$14,064	$(7,340)	$(6,724)	$(7,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	11,924	1,484	––	13,408
Deferred income taxes	––	209	146	––	355
Amortization of deferred financing fees and debt discount	2,000	––	118	––	2,118
Stock compensation expense	––	290	––	––	290
Equity in net (income) loss of subsidiaries	(14,064)	7,340	––	6,724	––
Changes in operating assets and liabilities, net	19,369	(10,404)	7,215	––	16,180
Net cash provided by operating activities	––	23,423	1,623	––	25,046

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(9,642)	(779)	––	(10,421)
Net cash used in investing activities	––	(9,642)	(779)	––	(10,421)

Cash flows from financing activities:
Borrowings under revolving credit facility	––	––	––	––	––
Repayments under revolving credit facility	––	––	––	––	––
Payment of financing costs	––	––	––	––	––
Net cash used in financing activities	––	––	––	––	––

Effect of exchange rate changes on cash	––	––	(425)	––	(425)

Increase in cash and cash equivalents	––	13,781	419	––	14,200
Cash and cash equivalents, beginning of period	––	14,854	20,176	––	35,030

Cash and cash equivalents, end of period	$––	$28,635	$20,595	$––	$49,230

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed under “Risk Factors” in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in our 2012 Annual Report on Form 10-K.

Overview

We are a leading global provider of business-to-business (“B2B”) integration solutions. Our solutions enable our customers to effectively manage the flow of electronic transaction information with their trading partners. We combine our global community of approximately 550,000 business partners, information technology (“IT”) infrastructure, software-as-a-service (“SaaS”) applications and broad expertise to address the critical B2B challenges of our customers. By utilizing our B2B integration solutions, our customers realize a number of key benefits such as lower total cost of ownership, accelerated time to market and enhanced reliability and security.

We operated as a division of General Electric Company (“GE”) prior to the 2002 acquisition by Francisco Partners and its co-investors. We subsequently began investing in GXS Trading Grid®, our cloud-based integration platform, and launched our Managed Services solution. Over the course of the past several years, we also acquired several companies to expand the number of customers and functional capabilities of GXS Trading Grid®. These acquisitions included:

•	IBM’s global electronic data interchange (“EDI”) business;

•	Interchange Serviços S.A. (“Interchange”), a provider of B2B integrations services in Brazil;

•	Inovis International, Inc. (“Inovis”), a provider of B2B integration services; and

•	RollStream, Inc. (“RollStream”) a SaaS provider of enterprise community management solutions.

GXS Trading Grid® is the foundation of our B2B integration solution suite. GXS Trading Grid® consists of the IT platform, software applications and a global community of over 550,000 business partners that enable the secure and reliable flow of transactions between business partners.

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

We also provide B2B Software and Services solutions, which allow our customers to deploy B2B integration gateways on their premises in order to connect their internal systems and processes to their partners through an external network, such as our GXS Trading Grid®; Data Synchronization services, which enable the exchange of product and price information between the suppliers of consumer products and the retailers that sell them; and Custom Outsourcing Services, which allows our customers to outsource activities not directly related to supply chain activities but for which our outsourcing capabilities and expertise can provide greater value to our customers than they could otherwise realize by managing these applications themselves.

We have deep vertical expertise in a variety of key industries such as retail, consumer products, financial services, automotive, manufacturing, and information technology, and serve a broad base of large, multi-national enterprises. As of December 31, 2012, we had over 40,000 direct-billed, active customers on our platform across 59 countries, including more than 56.0% of the Forbes Global 1000.

The majority of our revenue is generated through transaction processing and subscription service fees from both Managed Services and Messaging Services. Managed Services revenue grew at a three year compounded annual growth rate (“CAGR”) of 29.8% from 2009 to 2012 and represented approximately 37.0% of our total revenue for the year ended December 31, 2012 and approximately 38.0% of our total revenue for the three months ended March 31, 2013. We believe customers view our solutions as essential to their day-to-day supply chain operations and they typically enter into long-term contracts with us. Our transaction processing and software maintenance fees, which are recurring in nature, represented approximately 86.1% of our total revenue for the three months ended March 31, 2013. Additionally, approximately 92.0% of our top 50 customers, based on annual revenue in fiscal 2012, have been our customers for five or more years.

Factors and Trends Affecting Our Business

We have five service lines, with each service line deriving revenue from three principal sources. Our service lines are:

•
Messaging Services, which comprised 43.3% of revenues for the three months ended March 31, 2013, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised 37.9% of revenues for the three months ended March 31, 2013, allows our customers to offload complex integration functions or outsource supply chain management activities to us in order to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised 9.1% of revenues for the three months ended March 31, 2013, provides software and services that allow our customers to manage their day-to-day supply chain activities internally. The majority of our software customers also access GXS Trading Grid® to extend their ability to serve new markets or geographies;

•
Data Synchronization, which comprised 6.8% of revenues for the three months ended March 31, 2013, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners. Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain; and

•
Custom Outsourcing Services, which comprised 2.9% of revenues for the three months ended March 31, 2013, relates primarily to products and services which do not fit within the definitions of our other service lines. Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but for which our outsourcing capabilities and expertise can provide greater value to our customers than they could otherwise realize by managing these applications themselves.

Across each of these service lines, we derive our revenues from:

•	transaction processing fees;

•	professional service fees earned in connection with implementing or supporting our products and services; and

•	software licensing and maintenance fees for software we develop or procure from others.

Over the past several years, our transaction processing revenues in our Messaging Services solutions have been adversely impacted by pricing pressure even as our transaction volumes have increased.  We are investing in new functionality and value-added capabilities that can be used by our Messaging Services customers, such as near real-time disaster recovery and the ability to monitor data quality and quarantine data that does not adhere to select business rules.  As a result of these investments and the increase in volume we have seen in this service line, the rate of decline in our Messaging Services revenue has decreased in recent periods.

We believe the growing complexity of business processes, the acceptance of SaaS and cloud-based delivery models and the importance of real-time information and analytics are driving the need for robust B2B integration services, and in particular, the adoption of GXS’ Managed Services solutions in the marketplace. GXS’ Managed Services offers an alternative delivery model designed for companies that may be struggling to achieve returns from B2B integration software investments or are unable to handle the considerable tasks associated with managing worldwide B2B programs. In our model, there is no need for our customers to purchase or manage B2B integration software, hardware or people. Instead, companies leverage GXS Trading Grid® by outsourcing the management of the underlying server hardware, storage platforms and B2B translation technology. Through this model, companies are able to achieve their B2B integration goals faster and at a lower cost than through in-house and software-based approaches.

Representing nearly 37.0% of our revenues in 2012 and nearly 38.0% of our revenues for the three months ended March 31, 2013, we believe Managed Services will become an increasing percentage of our total revenues over time, and represent, along with our Messaging Services, the largest portion of our total revenues. We also believe that our other service lines, such as B2B Software and Services, Data Synchronization and Customer Outsourcing Services will represent a smaller portion of our total revenues over time.

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

For the three months ended March 31, 2013 and 2012, the breakdown of revenue by service line, along with each service line’s percentage of total revenue, appears below (in thousands, except for percentages):

	Three Months Ended March 31,
	2013		2012
Service Line	Amount	%	Amount	%

Messaging Services	$51,480	43.3%	$54,274	45.6%
Managed Services	45,060	37.9%	41,538	34.9%
B2B Software and Services	10,767	9.1%	10,706	9.0%
Data Synchronization	8,034	6.8%	8,510	7.2%
Custom Outsourcing Services	3,405	2.9%	3,884	3.3%

Total revenue / percentage	$118,746	100.0%	$118,912	100.0%

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

As a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period. Our revenues have been affected by a fluctuating U.S. dollar relative to the foreign currencies in which we transact business. The relative strengthening of the U.S. dollar during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, resulted in a $1.4 million decrease in our revenues for the three months ended March 31, 2013 from translating revenues generated in foreign currencies into U.S. dollars. (See “Item 3—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”)

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

We defer all direct and relevant costs associated with implementation of certain long-term customer contracts to the extent such costs can be recovered through guaranteed minimum revenues. The unamortized balances of these costs as of March 31, 2013 and December 31, 2012 were $29.2 million and $28.7 million, respectively, and are recorded in either “prepaid expenses and other assets” or “other assets” in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

Operating Expenses

Operating expenses primarily consists of sales and marketing expenses, and general and administrative expenses.

Sales and marketing expenses primarily consist of compensation and related allocated benefit expenses associated with our employees engaged in sales and marketing, including sales commissions, advertising costs, meetings, travel and entertainment expenses and facility costs. Certain sales commissions are considered to be direct and relevant costs of contracts and are deferred over the customer contract period. General and administrative expenses consist of compensation and related allocated benefit expenses associated with our employees engaged in senior management, finance, legal, and human resources, information technology management and costs, as well as other general business expenses such as accounting and legal fees, outside services and business insurance. General and administrative expenses also includes restructuring charges consisting of severance costs associated with workforce reduction efforts and net lease costs related to darkened facilities.

As a result of our significant international operations, the translation of our foreign costs of revenues and operating expenses into U.S. dollars impacts the comparison of our costs of revenues and operating expenses from period to period. Our costs of revenues and operating expenses have been affected by a fluctuating U.S. dollar. The relative strengthening of the U.S. dollar during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 resulted in a $1.0 million decrease in our costs of revenues and operating expenses for the three months ended March 31, 2013, from translation of our expenses incurred in foreign currencies into U.S. dollars. (See “Item 3—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”)

The following is a summary of our costs and operating expenses for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
Costs and Operating Expenses	2013	2012

Cost of revenues	$66,047	$64,750
Sales and marketing	17,883	17,150
General and administrative	17,693	18,828

Total costs and operating expenses	$101,623	$100,728

Other Primary Operating Measures

Adjusted EBITDA

Management relies upon adjusted earnings before interest, taxes, depreciation and amortization, and certain other charges (“Adjusted EBITDA”) as a primary measure to review and assess operating performance of its business and management team. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as: (i) an alternative to net income (loss); (ii) a measure of operating income or cash flows from operating, investing and financing activities; or (iii) a measure of liquidity. Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures presented by other companies.

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012

Net loss	$(7,305)	$(4,622)

Adjustments:
Income tax expense	834	749
Interest expense, net	21,109	21,339
Depreciation and amortization	13,408	13,863
Stock compensation expense	290	197
Other (income) expense, net	2,485	718
Restructuring charges	78	381
Merger and acquisition fees	––	3
Deferred income adjustment (1)	––	25
Management fees	1,000	1,000
Total adjustments	39,204	38,275

Adjusted EBITDA	$31,899	$33,653

____________
(1)	Purchase accounting requires that deferred income of an acquired business be written down to fair value of the underlying obligations plus associated margin at the date of acquisition.

Adjusted EBITDA for the three months ended March 31, 2013 and 2012 was $31.9 million and $33.7 million, respectively. The $1.8 million, or 5.2%, decrease in Adjusted EBITDA for three months ended March 31, 2013 compared to the three months ended March 31, 2012, is driven by slightly decreased revenue along with increased cost of revenues and operating expenses which together resulted in decreased operating income being generated (which is consistent with our planned investment strategy) and the net unfavorable impact of translating foreign currencies into U.S. dollars.

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

MCV for the three months ended March 31, 2013 and 2012 was $47.1 million and $38.6 million, respectively. The $8.5 million, or 22.0%, increase in MCV for three months ended March 31, 2013 compared to the three months ended March 31, 2012, was primarily due to the effect of Managed Services deals signed in the first quarter of 2013 (specifically within the Commercial sector in North America and the Europe, Middle-East and Africa (“EMEA”) region).

The MCV calculations are not reflected or recorded within the condensed consolidated financial statements. MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to revenues, deferred income, as a measure of financial condition, or operating performance.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenues. Revenues decreased by $0.2 million, or 0.1%, to $118.7 million for the three months ended March 31, 2013 from $118.9 million for the three months ended March 31, 2012. The decrease was principally a result of expected competitive pricing pressure and customer attrition in our Messaging Services and Data Synchronization revenue, the planned de-emphasis of our Custom Outsourcing Services line of business, and the unfavorable impact of translating revenues generated in foreign currencies to U.S. dollars. The decrease was partially offset by continued growth of our Managed Services revenues in all regions, but particularly in the North America, EMEA and Japan regions. The relatively stronger U.S. dollar during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, resulted in a $1.4 million decrease in our revenues from translating revenues generated in foreign currencies into U.S. dollars. A comparison of our revenues by service line is as follows:

•
Messaging Services revenues decreased by $2.8 million, or 5.1%, to $51.5 million for the three months ended March 31, 2013 from $54.3 million for the three months ended March 31, 2012. The decrease resulted principally from $1.7 million in net decreases on Messaging Services projects due to price reductions and customer attrition for the three months ended March 31, 2013, along with the $1.1 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective three month periods.

•
Managed Services revenues increased by $3.5 million, or 8.5%, to $45.0 million for the three months ended March 31, 2013 from $41.5 million for the three months ended March 31, 2012. The increase was principally due to $3.8 million of revenue generated by new Managed Services projects for the three months ended March 31, 2013, partially offset by the $0.3 million unfavorable impacts of translating revenues generated in foreign currencies into U.S. dollars for the respective three month periods.

•
B2B Software and Services revenues increased by $0.1 million, or 0.6%, to $10.8 million for the three months ended March 31, 2013 from $10.7 million for the three months ended March 31, 2012. The increase was principally due to $0.1 million of revenue generated by new B2B Software Services projects for the three months ended March 31, 2013.

•
Data Synchronization revenues decreased by $0.5 million, or 5.6%, to $8.0 million for the three months ended March 31, 2013 from $8.5 million for the three months ended March 31, 2012. The decrease resulted principally from $0.5 million in net decreases on Data Synchronization projects due to price reductions and customer attrition for the three months ended March 31, 2013.

•
Custom Outsourcing Services revenues decreased by $0.5 million, or 12.3%, to $3.4 million for the three months ended March 31, 2013 from $3.9 million for the three months ended March 31, 2012. The decrease resulted principally from $0.5 million in net decreases on Custom Outsourcing Services projects due to price reductions, customer attrition and our planned de-emphasis for the three months ended March 31, 2013.

Cost of revenues. Cost of revenues increased by $1.3 million, or 2.0%, to $66.0 million for the three months ended March 31, 2013 from $64.7 million for the three months ended March 31, 2012. The increase in cost of revenues for the three months ended March 31, 2013 was primarily driven by higher salary and benefit costs associated with planned increases in headcount, partially offset by lower contractor costs associated with the conversion of certain contractors to employees in the second half of 2012, higher capitalization of internal use software for work on planned applications enhancements, and increased deferral of direct and relevant costs associated with implementation of long-term customer contracts in 2013. Cost of revenues represented 55.6% of revenues for the three months ended March 31, 2013, as compared to 54.5% for the three months ended March 31, 2012.

Sales and marketing. Sales and marketing expenses increased by $0.7 million, or 4.3%, to $17.9 million for the three months ended March 31, 2013 from $17.2 million for the three months ended March 31, 2012. The increase was primarily due to higher salary and benefit costs largely driven by planned increases in headcount, along with higher commissions. Sales and marketing expense represented 15.1% of revenues for the three months ended March 31, 2013, as compared to 14.4% of revenues for the three months ended March 31, 2012.

General and administrative. General and administrative expenses decreased by $1.1 million, or 6.0%, to $17.7 million for the three months ended March 31, 2013 from $18.8 million for the three months ended March 31, 2012. However, the total general and administrative expenses included $0.1 million and $0.4 million of restructuring charges for the three months ended March 31, 2013 and 2012, respectively, which were presented separately in the prior year but have been reclassified to general and administrative expense for current year presentation purposes. Restructuring charges include employee severance related costs and the costs associated with the darkening of facilities in the respective periods. The decrease was primarily due to lower facilities occupancy costs, lower benefit costs, lower restructuring charges, and the March 2013 favorable settlement of a patent infringement allegation. The decrease was partially offset by higher salary costs associated with planned increases in headcount. General and administrative expense represented 14.9% of revenues for the three months ended March 31, 2013, as compared to 15.8% of revenues for the three months ended March 31, 2012.

The impact of translating foreign currencies into U.S. dollars caused cost of revenues, sales and marketing, and general and administrative expenses to be approximately $1.0 million lower in aggregate for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Operating income. Operating income decreased by $1.1 million to $17.1 million for the three months ended March 31, 2013 compared to $18.2 million for the three months ended March 31, 2012. The 5.8% decrease in operating income for the three months ended March 31, 2013, is primarily attributable to the $1.5 million net increase of our cost of revenues over our revenue decrease and the $0.7 million increase in sales and marketing expenses, partially offset by the $1.1 million decrease in general and administrative expenses.

Interest expense, net.  Interest expense, net decreased by $0.2 million to $21.1 million for the three months ended March 31, 2013 compared to $21.3 million for the three months ended March 31, 2012.  The decrease in interest expense, net between the respective periods is primarily attributable to having no outstanding borrowings under the Revolver during the three months ended March 31, 2013.

Other income (expense), net. Other expense, net was $2.5 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.

Income tax expense. Income tax expense was $0.8 million for the three months ended March 31, 2013, which was a slight increase compared to $0.7 million for the three months ended March 31, 2012. The income tax expense for the three months ended March 31, 2013 and 2012, respectively, are related primarily to taxes for foreign jurisdictions in which we have net taxable income.

Net income (loss). Net loss was $7.3 million for the three months ended March 31, 2013 compared to a $4.6 million net loss for the three months ended March 31, 2012. The $2.7 million increase in net loss for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is principally due to the decrease in operating income and the increase in foreign currency transaction losses, partially offset by the decrease in interest expense between the comparative periods.

Sources and Uses of Cash

The following table is a summary of sources and uses of cash during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012

Cash flows provided by operating activities	$25,046	$30,187
Cash flows used in investing activities	(10,421)	(11,107)
Cash flows used in financing activities	––	(3,400)
Effect of exchange rate changes on cash	(425)	88
Net increase in cash and cash equivalents	$14,200	$15,768

Cash and cash equivalents, end of period	$49,230	$28,736

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Net cash provided by operating activities was $25.0 million compared to $30.2 million provided by operating activities for the three months ended March 31, 2013 and 2012, respectively. The $5.2 million decrease in net cash provided by operating activities was attributable to the increase in net loss during the comparable periods and the timing of payments on certain trade payables, specifically management fees, partially offset by continued improvement in collecting trade accounts receivable.

Net cash used in investing activities was $10.4 million for the three months ended March 31, 2013 compared to $11.1 million for the three months ended March 31, 2012. Net cash used in investing activities for the three months ended March 31, 2013 and 2012 consisted entirely of capital expenditures for software and equipment primarily related to continued enhancements of our service platform for both periods. Capital expenditures for the three months ended March 31, 2013 and 2012 included $7.3 million and $6.1 million, respectively, of labor costs capitalized for the development of internal-use software.

No cash was provided by or used in financing activities during the three months ended March 31, 2013 compared to $3.4 million net cash used in financing activities for the three months ended March 31, 2012. Net cash used in financing activities for the three months ended March 31, 2012 was from $3.0 million in net repayments under the Revolver and $0.4 million in deferred financing costs associated with amending the Revolver.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $49.2 million and $28.7 million at March 31, 2013 and 2012, respectively. At March 31, 2013 and 2012, there were no borrowings outstanding under the revolving credit facility of our Credit and Guaranty Agreement (the “Revolver”). At March 31, 2013 and 2012, approximately $10.9 million and $11.7 million, respectively, of the $50.0 million of Revolver capacity was pledged as security for certain letters of credit. Therefore, the total available cash liquidity, including cash and cash equivalents and total Revolver capacity, less outstanding borrowings and letters of credit secured by the Revolver, was approximately $88.3 million and $67.0 million at March 31, 2013 and 2012, respectively.

Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with our current cash balances, cash flows from operations and borrowings under our Revolver.

In May 2012, we deposited approximately $3.3 million as collateral for a bank guarantee in Brazil required in connection with a long-standing tax dispute with a municipality in Brazil. In April 2013, we deposited an additional $0.4 million as collateral. The terms of the bank guarantee require the cash collateral or a letter of credit to remain on deposit as long as the bank guarantee is in place. We can terminate the bank guarantee or replace the cash collateral with a letter of credit at our option at any time and, therefore, have unrestricted access to the cash. However, terminating the bank guarantee would be expected to have detrimental legal and tax consequences that could prevent us from conducting business as usual in Brazil. We may replace the bank guarantee and related cash collateral with a letter of credit, likely under our Revolver, upon negotiation of commercially acceptable terms and conditions, if any.

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

GXS Worldwide, Inc. is a holding company that conducts its operations through its wholly-owned subsidiary GXS, Inc. and its domestic and foreign subsidiaries. The financial statements of GXS, Inc. are substantially identical to the GXS Worldwide, Inc. financial statements and the total assets, revenues, operating income, net income (loss) and cash flows of GXS, Inc. are expected to continue to constitute substantially all of the corresponding amounts for GXS Worldwide, Inc. and its subsidiaries. All equity interests pledged as collateral for the Senior Secured Notes, other than those of GXS, Inc., are wholly-owned consolidated subsidiaries of GXS, Inc.

Senior Secured Notes

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

The Senior Secured Notes carry an interest rate of 9.75% with interest payable on June 15 and December 15 each year. The Senior Secured Notes will mature on June 15, 2015. The optional redemption features on the Senior Secured Notes that are remaining as of December 31, 2012, are summarized as follows:

•
We may at any time on or after June 15, 2012, and from time to time, redeem the Senior Secured Notes, in whole or in part, at the redemption prices defined in the indenture governing the Senior Secured Notes. None have been redeemed to date.

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

Revolver

The Credit and Guaranty Agreement entered into on December 23, 2009 with various lenders provided us with a Revolver with an aggregate principal amount of $50.0 million, the proceeds of which are used for working capital, supporting letters of credit and general corporate purposes. On February 29, 2012, the Revolver was amended. As amended, the Revolver has the following key terms, among others:

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

The Revolver also requires that we meet and maintain certain financial ratios and tests, including those described above. Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control. Our failure to comply with these covenants could result in a default under the Revolver and the indenture governing our Senior Secured Notes. At March 31, 2013, we had an interest coverage ratio of 1.86 and a net leverage ratio of 5.16, calculated as defined in the Revolver, and we were in compliance with all financial and non-financial covenants.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which are prepared in accordance with U.S. GAAP. Some accounting policies require us to make estimates and assumptions about future events that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any differences may be material to our condensed consolidated financial statements. A description of all of our significant accounting policies used is included in Note 2 to our condensed consolidated financial statements, included herein. Some of these policies involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our condensed consolidated financial statements.

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

Revenue Recognition

We have five service lines, specifically including: Messaging Services, Managed Services, B2B Software and Services, Data Synchronization and Custom Outsourcing Services. Our service lines generate revenues from three principal sources, as described in detail below. Regardless of the service line or source, we record revenues net of any taxes (e.g., sales, local, value-added) that are collected from customers and remitted to governmental authorities.

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

In accordance with the provisions of Accounting Standards Update (“ASU”) 2009-13 – Revenue Arrangements with Multiple Deliverables, we allocate the overall arrangement consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence (“VSOE”) or other third-party evidence of the selling price. For non-software arrangements with more than one element of revenue with stand-alone value, we allocate revenue to each component based on VSOE, third-party evidence of selling price when available, or estimated selling price. VSOE for software maintenance is based on contractual renewal rates. Professional services are separately priced and are based on standard hourly rates determined by the nature of the service and the experience of the professional performing the service.

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

We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues. The unamortized balance of these deferred costs as of March 31, 2013 and December 31, 2012 was $29.2 million and $28.7 million, respectively.

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

Goodwill

We test goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment. In accordance with ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we first assesses various qualitative factors (defined in the guidance) to determine whether it is necessary to perform a quantitative goodwill impairment test. Should it be necessary to perform the two-step quantitative goodwill impairment test, we first compare the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit. If the carrying value is less than the fair value, there is no impairment. If the carrying value exceeds the fair value of the reporting unit, an additional test is performed to measure the impairment loss.

Restructuring

We calculate any facility-related costs included in restructuring charges by discounting the net future cash obligation of the existing leases less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgment about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments are based upon independent market analysis and assessment from experienced real estate advisors. Most of our vacant space has been sublet with the long-term sublease of our former corporate headquarters that commenced in 2009. If we were to make different determinations with respect to these factors, the amounts of our restructuring charges could differ materially.

Restructuring charges also include severance expense (payroll and direct benefits) provided to employees who are involuntarily terminated under the terms of a severance arrangement that has been approved by management, has been communicated to the affected employees, and is not an ongoing benefit arrangement or an individual deferred compensation contract. We recognize the severance liability when all conditions for earning the severance amounts have been fulfilled.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 – Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide additional details regarding any amounts reclassified out of accumulated other comprehensive income by component and present, either on the face of the statement where net income (loss) is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss). For public entities, the ASU is effective prospectively for reporting periods after December 15, 2012. We have evaluated the impact of adopting ASU 2013-02 and concluded it will have no significant impact on our condensed consolidated financial statements presentation.

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

Although much of our revenues are generated in U.S. dollars, approximately $47.2 million, or 39.7% of our total revenues for the three months ended March 31, 2013, were generated in non-U.S. dollar denominated currencies. Our revenues generated in non-U.S. dollar denominated currencies for the three months ended March 31, 2012 were also $47.2 million, or 39.7% of our total revenue.

Our operating expenses are also generally denominated in U.S. dollars; however, approximately $34.5 million, or 33.9% of our total operating expenses for three months ended March 31, 2013, were denominated in foreign currencies. Our operating expenses generated in foreign currencies for the three months ended March 31, 2012 were $32.6 million, or 32.3% of our total operating expenses.

Due to the relatively stronger U.S. dollar during the three months ended March 31, 2013, our operating income was negatively affected by $0.4 million when compared to the three months ended March 31, 2012.

From a sensitivity analysis viewpoint, based on our financial results for the three months ended March 31, 2013, a hypothetical overall 10.0% change in the U.S. dollar from the average foreign exchange rates during the three months ended March 31, 2013 would have impacted our revenue and operating income by approximately $4.7 million and $1.3 million, respectively, for the three months ended March 31, 2013.

Interest Rate Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Because our Senior Secured Notes bear interest at a fixed rate of 9.75%, our exposure to market risk for changes in interest rates relates primarily to our Revolver.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims in the United States and other foreign jurisdictions which arise in the ordinary course of our business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provision for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments. In some cases, we may be indemnified under various agreements for all or part of certain potential liabilities, additional legal action may be required to recover any potential liability under such indemnity.

We are also subject to income and other taxes in the United States and other foreign jurisdictions and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals. In certain foreign jurisdictions, we may be required to place on deposit or provide a bank guarantee for amounts claimed by tax authorities while we challenge such amounts through litigation. Should additional taxes be assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made.

In March 2013, we settled a patent infringement allegation made in 2006 by a third party against certain customers of one of Inovis’ software technology products for a nominal amount. The settlement of this previously disclosed matter did not have a material impact on our condensed consolidated financial position or results of operations.

A bank guarantee totaling approximately $3.3 million was made in May 2012 for a disputed tax matter in Brazil by our subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2.5 million as of March 31, 2013. The bank guarantee is collateralized by a deposit of cash with the issuing bank.  In April 2013, GXS Brazil made an additional deposit of $0.4 million to the bank guarantee. We may replace the bank guarantee with a letter of credit, likely under our Revolver, upon negotiation of commercially acceptable terms and conditions, if any, which would result in a return of the cash deposit. We can terminate the bank guarantee or replace the cash with a letter of credit at our option at any time and, therefore, have unrestricted access to the cash. However, terminating the bank guarantee without replacing it with a letter of credit would be expected to have detrimental legal and tax consequences that could prevent us from conducting business as usual in Brazil. We believe that the position of the Brazilian tax authorities is not consistent with the relevant facts. However, there can be no assurance that we will ultimately prevail and it is likely that the bank guarantee and supporting cash collateral, or substituted letter of credit, will remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts. While based on information available on the case and other similar matters provided by local counsel, we believe the facts support our position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any interest or penalties that may accrue.

In addition, our Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore. Both U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices. Accordingly, GXS India determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control. If the applicable tax authorities determine that the transfer price applied was not appropriate, GXS India may incur an increased tax liability, including accrued interest and penalties. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we continue to believe that the facts the Indian tax authorities are using to support their assessment are incorrect. GXS India has started appeal procedures and anticipates an eventual settlement with the Indian tax authorities. We have accrued approximately $1.5 million to cover our anticipated financial exposure in this matter. There can be no assurance that our appeals will be successful or that these appeals will be finally resolved in the near future. There is a possibility that we may receive similar orders for other years until the above disputes are resolved.

In the third quarter of 2012, we were notified by the landlord of one of our leased offices (the “Guildford office”) in the U.K. that the landlord was objecting to our written notice (the “Notice”) given in the first quarter of 2012 to allow us to terminate the Guildford office lease in October 2012. The lease termination provision allows us to cease all rights and obligations of the lease in October 2012, instead of the October 2017 scheduled lease end date provided for in the lease. If the Notice is determined to be invalid, we would be subject to paying the facility costs of the Guildford office through October 2017. We are contesting the landlord’s assertion that the termination notice was invalid, and are currently assessing what legal rights we have while engaging in discussions with the landlord and ascertaining the potential for mitigating its obligations through subleasing the Guildford office. If we are unsuccessful in our contention that the lease termination is valid, it is possible that we could incur a loss of up to $1.0 million. A loss, if any, would be recorded as a “restructuring charge.” However, we have concluded a loss is not probable at this time and have not accrued for any potential exposure.

At March 31, 2013, the State of Michigan is conducting an audit of certain tax returns for seller’s use tax, and single business tax, filed by Inovis for various tax filing periods from 2004 through 2009. Although preliminary audit determinations have been received from the State of Michigan for a total alleged liability of approximately $0.8 million, including penalties and interest, we are contesting such preliminary determinations and at this time conclude that a loss is not probable and therefore have not accrued for any potential exposure in these matters.

There have been no other material changes in legal proceedings from those described in Part I, Item 3 included in our 2012 Annual Report on Form 10-K.

Item 1A.	Risk Factors

There have been no material changes in the risk factors affecting us from those described in Part I, Item 1A of our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

On May 10, 2013, Gary Greenfield resigned from the boards of directors of the Company, GXS Holdings, Inc. and GXS Group, Inc.

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

Dated: May 10, 2013
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