Form 10-Q
period 2013-06-30
GXS Worldwide, Inc.
filed 2013-08-12
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of August 9, 2013, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

GXS WORLDWIDE, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2013

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and
	December 31, 2012	4

	Unaudited Condensed Consolidated Statements of Operations for the three and six months
	ended June 30, 2013 and 2012	5

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the
	three and six months ended June 30, 2013 and 2012	6

	Unaudited Condensed Consolidated Statement of Changes in Stockholder’s Deficit for the
	six months ended June 30, 2013	7

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2013 and 2012	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

SIGNATURES		48

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

The common stock of GXS, Inc., GXS Worldwide, Inc.’s only direct subsidiary, is collateral for the Company’s 9.75% Senior Secured Notes due 2015 (the “Senior Secured Notes” or “notes”). Securities and Exchange Commission Rule 3-16 of Regulation S-X (“Rule 3-16”) requires financial statements for each of the registrant’s affiliates whose securities constitute a substantial portion of the collateral for registered securities. The common stock of GXS, Inc. is considered to constitute a substantial portion of the collateral for the registered notes. Accordingly, the financial statements of GXS, Inc. would be required by Rule 3-16. Management does not believe the GXS, Inc. financial statements would add meaningful disclosure and has not included those financial statements herein, because they are substantially identical to the GXS Worldwide, Inc. financial statements and the total assets, revenues, operating income, net loss and cash flows of GXS, Inc. are expected to continue to constitute substantially all of the corresponding amounts for GXS Worldwide, Inc. and its subsidiaries.

PART I.    FINANCIAL INFORMATION

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 (In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,334	$35,030
Receivables, net	90,523	99,094
Prepaid expenses and other assets	27,414	28,326
Total current assets	155,271	162,450

Property and equipment, net	111,633	109,307
Goodwill	267,688	269,046
Intangible assets, net	91,132	100,838
Deferred financing costs	8,741	10,988
Other assets	20,207	20,103

Total Assets	$654,672	$672,732

Liabilities and Stockholder's Deficit
Current liabilities:
Trade payables	$19,699	$20,025
Deferred income	39,444	41,492
Accrued expenses and other current liabilities	43,292	46,029
Total current liabilities	102,435	107,546

Long-term debt	777,094	775,334
Deferred income tax liabilities	9,921	10,753
Other liabilities	52,877	56,541
Total liabilities	942,327	950,174

GXS Worldwide, Inc. stockholder's deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	430,534	429,952
Accumulated deficit	(707,663)	(697,659)
Accumulated other comprehensive loss	(10,850)	(10,082)
Total GXS Worldwide, Inc. stockholder's deficit	(287,978)	(277,788)
Non-controlling interest	323	346
Total stockholder’s deficit	(287,655)	(277,442)

Total Liabilities and Stockholder’s Deficit	$654,672	$672,732

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
 (In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$120,773	$120,809	$239,519	$239,721

Costs and operating expenses:
Cost of revenues	65,656	66,858	131,703	131,608
Sales and marketing	17,130	16,530	35,013	33,680
General and administrative	17,340	16,959	35,033	35,787
Operating income	20,647	20,462	37,770	38,646

Other income (expense):
Interest expense, net	(21,026)	(21,130)	(42,135)	(42,469)
Other income (expense), net	(1,254)	(3,658)	(3,739)	(4,376)
Loss before income taxes	(1,633)	(4,326)	(8,104)	(8,199)

Income tax expense	1,089	1,378	1,923	2,127
Net loss	(2,722)	(5,704)	(10,027)	(10,326)
Less: Net loss attributable to non-controlling interest	(8)	(20)	(23)	(15)

Net loss attributable to GXS Worldwide, Inc.	$(2,714)	$(5,684)	$(10,004)	$(10,311)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(2,722)	$(5,704)	$(10,027)	$(10,326)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(443)	(171)	(768)	1,149

Comprehensive loss	(3,165)	(5,875)	(10,795)	(9,177)
Less: Comprehensive loss attributable to non-controlling interest	(8)	(20)	(23)	(15)

Comprehensive loss attributable to GXS Worldwide, Inc.	$(3,157)	$(5,855)	$(10,772)	$(9,162)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total

Balance at December 31, 2012	$1	$429,952	$(697,659)	$(10,082)	$346	$(277,442)

Net loss	––	––	(10,004)	––	(23)	(10,027)
Stock compensation expense	––	582	––	––	––	582
Foreign currency translation adjustments	––	––	––	(768)	––	(768)

Balance at June 30, 2013	$1	$430,534	$(707,663)	$(10,850)	$323	$(287,655)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operations:
Net loss	$(10,027)	$(10,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,525	28,213
Deferred income taxes	373	667
Amortization of deferred financing costs and debt discount	4,247	3,987
Stock compensation expense	582	379
Changes in operating assets and liabilities:
Decrease in receivables	8,571	7,611
(Increase) decrease in prepaid expenses and other assets	(607)	1,167
Decrease in trade payables	(355)	(3,496)
Decrease in deferred income	(2,048)	(2,528)
Decrease in accrued expenses and other liabilities	(6,641)	(550)
Other	3,011	3,283
Net cash provided by operating activities	24,631	28,407
Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	(21,140)	(20,259)
Net cash used in investing activities	(21,140)	(20,259)
Cash flows from financing activities:
Borrowings under revolving credit facility	––	17,000
Repayments under revolving credit facility	––	(20,000)
Payment of financing costs	––	(421)
Net cash used in financing activities	––	(3,421)

Effect of exchange rate changes on cash	(1,187)	(713)

Increase in cash and cash equivalents	2,304	4,014
Cash and cash equivalents, beginning of period	35,030	12,968
Cash and cash equivalents, end of period	$37,334	$16,982

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$38,688	$38,903
Cash paid for income taxes	$1,089	$1,484

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

Interim results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K, filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”) on March 28, 2013.

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

Transaction Processing — The Company earns recurring transaction processing revenue from facilitating the exchange of business documents among its customers’ computer systems and those of their trading partners. Such revenues are generally based on a per-transaction fee, or monthly minimum charge, and are recognized in the period in which the related transactions are processed. Revenue on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of actual transactions or the specified contract minimum amounts.

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

In certain managed services arrangements, the Company sells transaction processing along with implementation and start-up services. The implementation and start-up services typically do not have stand-alone value and, therefore, they do not qualify as separate units of accounting and are not separated. The Company believes these services do not have stand-alone value as the customer generally only receives value from these services in conjunction with the use of the related transaction processing service, the Company does not generally sell such services separately, and the output of such services cannot be re-sold by the customer. Revenues related to implementation and start-up services are recognized over the estimated customer life which, based on the

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

Company’s current estimate, approximates the term of the related transaction processing arrangement. In some arrangements, the Company also sells professional services which do have stand-alone value and can be separated from other elements in the arrangement. The revenue related to these services is recognized as the service is performed.

The Company defers all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues. The unamortized balance of these costs as of June 30, 2013 and December 31, 2012 was $29,345 and $28,681, respectively, and are recorded in either “prepaid expenses and other assets” (see Note 4) or “other assets” (see Note 7) in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

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

The Company’s allowance for doubtful accounts is determined through specific identification of customers known to be doubtful of collection and an overall evaluation of the aging of its accounts receivable. The Company considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, historical credits issued, the demand and acceptance of its products and services, the customer’s payment history, and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. The Company believes it has adequate allowances to cover its exposure to potential uncollectible amounts and credits.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

The Company capitalized costs related to the development of internal-use software of $8,143 and $15,394 during the three and six months ended June 30, 2013, respectively, and $6,021 and $12,088 during the three and six months ended June 30, 2012, respectively.  Such amounts include capitalized interest of $419 and $755 for the three and six months ended June 30, 2013, respectively, and $199 and $349 for the three and six months ended June 30, 2012, respectively.

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

As of June 30, 2013 and December 31, 2012, the Company had goodwill in the amount of $267,688 and $269,046, respectively. The Company tests goodwill and intangible assets with indefinite useful lives for impairment at least annually or whenever there is a change in events or circumstances which may indicate impairment. In accordance with ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, the Company first assesses various qualitative factors (defined in the guidance) to determine whether it is necessary to perform a quantitative goodwill impairment test. Should it be necessary to perform the two-step quantitative goodwill impairment test, the Company first compares the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit. If the carrying value is less than the fair value, there is no impairment. If the carrying value exceeds the fair value of the reporting unit, an additional test is performed to measure the impairment loss.

As of June 30, 2013, the Company assessed the qualitative factors and determined that goodwill was not impaired; as it was not more likely than not that the fair value was less than the carrying amount. As of December 31, 2012, the Company completed the required impairment testing and determined that goodwill was not impaired. The Company’s assessment and impairment test are based on a single operating segment and reporting unit structure. The fair value of the reporting unit exceeded the carrying value at June 30, 2013 and December 31, 2012.

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

Restructuring charges are reflected within “general and administrative” expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

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

(m)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) adjusted for increases and decreases affecting “accumulated other comprehensive loss” in stockholder’s deficit that are excluded from the determination of net income (loss) and is presented net of tax, which was immaterial for the periods presented.

Accumulated other comprehensive loss was comprised of the following:

	June 30, 2013	December 31, 2012
Additional minimum pension liability	$(6,788)	$(6,788)
Foreign currency translation adjustments	(4,062)	(3,294)
Accumulated other comprehensive loss	$(10,850)	$(10,082)

There were no reclassifications out of accumulated other comprehensive loss that impacted net loss during the three and six months ended June 30, 2013 and 2012.

(n)	Research and Development

Research and development costs are expensed as incurred. Research and development costs are reflected within “cost of revenues” in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

The effective income tax rate for the three and six months ended June 30, 2013 and 2012 differs from the U.S. federal statutory rate of 35.0% principally as a result of state income taxes, differing rates in foreign jurisdictions, and the effect of expected losses in the U.S. and foreign jurisdictions for which no income tax benefit has been recognized.

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

The Company’s financial instruments consist principally of  receivables and long-term debt. Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments. At June 30, 2013, the Company’s long-term debt was valued at 102.38% of its face value, so the Company considered the fair value to be $803,683 at that date. At December 31, 2012, the Company’s long-term debt was valued at 104.75% of its face value, so the Company considered the fair value to be $822,288 at that date.

The Company considered the long-term debt to be included within Level 2 of the fair value hierarchy established by U.S. GAAP, as its fair value is measured primarily utilizing observable market-based inputs, such as quotes of recent market trades of its debt.

(q)	Stock Option Plans

The GXS Holdings, Inc. Stock Incentive Plan (or “Holdings Plan”) provided for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company. The Holdings Plan provided for the grant of awards to acquire up to 18,836 shares of GXS Holdings common stock. On June 2, 2010, GXS Holdings acquired Inovis International, Inc. (“Inovis”) in a transaction referred to as the “Inovis Merger” or the “Merger”. Effective with the Inovis Merger, shares reserved and granted under the Holdings Plan were subject to a conversion into shares and grants in GXS Group at a conversion rate of approximately 18 to 1 and remain outstanding with their existing vesting schedules, expiration dates and subject to other terms of the Holdings Plan, which GXS Group assumed upon the Inovis Merger. The conversion reduced the total authorized number of Holdings Plan options that could be awarded from 18,836 shares to 1,055 shares. However, no additional award grants have been, or will be, made from this plan; therefore the maximum number of plan options in the pool equals the number of options outstanding at the end of a measurement period.

Following the Inovis Merger, the Company established the 2010 GXS Group, Inc. Long-Term Incentive Plan (“Group LTIP”) in July 2010 that provides for the grant of stock options and certain other types of stock-based compensation awards to employees, directors and consultants of the Company. The Group LTIP, as last amended in May 2013, provides for the grant of awards to acquire up to 23,700 shares of GXS Group common stock and all of the Company’s stock option awards subsequent to July 2010 are being granted through the Group LTIP.

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

Certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 2012 and for the three and six months ended June 30, 2012 to conform to the presentation at June 30, 2013 and for the three and six months then ended.

(t)	Recently Released Accounting Standards

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

Receivables, net were comprised of the following:

	June 30, 2013	December 31, 2012
Trade accounts receivable	$89,697	$99,575
Unbilled trade receivables	8,203	8,407
Other receivables	5,548	6,150
Subtotal	103,448	114,132
Less: allowance for doubtful accounts	(12,925)	(15,038)
Total receivables, net	$90,523	$99,094

Unbilled trade receivables represent amounts earned and accrued as receivables from customers prior to the end of the period. Unbilled trade receivables are expected to be billed and collected within twelve months of the respective balance sheet date. Other receivables primarily includes various value-added tax receivables.

(4)	Prepaid Expenses and Other Assets

Prepaid expenses and other assets (a current asset) were comprised of the following:

	June 30, 2013	December 31, 2012
Deferred direct and relevant costs on implementations of contracts, current	$11,888	$11,707
Prepaid expenses	8,905	10,083
Deferred income tax assets, current	3,511	4,925
Other	3,110	1,611
Total	$27,414	$28,326

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(5)	Property and Equipment

Property and equipment, net were comprised of the following:

	June 30, 2013	December 31, 2012
Computer software	$360,949	$347,893
Computer equipment and furniture	176,590	208,958
Leasehold improvements	12,251	13,832
Gross property and equipment	549,790	570,683
Less: accumulated depreciation and amortization	(438,157)	(461,376)
Property and equipment, net	$111,633	$109,307

Depreciation and amortization expense related to property and equipment was $9,492 and $18,203 for the three and six months ended June 30, 2013, respectively, and $9,425 and $18,299 for the three and six months ended June 30, 2012, respectively.

(6)	Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the six months ended June 30, 2013:

Balance as of December 31, 2012	$269,046
Foreign currency translation	(1,358)
Balance as of June 30, 2013	$267,688

Other acquired intangible assets were comprised of the following:

June 30, 2013	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$219,867	$(143,997)	$75,870
Product technology	18,420	(6,421)	11,999
Trade names and trademarks	4,368	(2,682)	1,686
Other acquired intangible assets	3,197	(3,070)	127
Subtotal	245,852	(156,170)	89,682
Non-amortizable intangible assets:
Trade names and trademarks	1,450	––	1,450
Total	$247,302	$(156,170)	$91,132

December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$220,583	$(136,802)	$83,781
Product technology	18,503	(5,392)	13,111
Trade names and trademarks	4,368	(2,246)	2,122
Other acquired intangible assets	3,294	(3,022)	272
Subtotal	246,748	(147,462)	99,286
Non-amortizable intangible assets:
Trade names and trademarks	1,552	––	1,552
Total	$248,300	$(147,462)	$100,838

The gross carrying amounts of certain intangible assets are impacted by certain balances being denominated in foreign currencies. These balances are translated into U.S. dollars at exchange rates that approximate those at the balance sheet date.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

Intangible assets, except for those with an indefinite life (certain trade names and trademarks), are amortized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed or on a straight-line basis. Amortization expense related to intangible assets was $4,625 and $9,322 for the three and six months ended June 30, 2013, respectively, and $4,925 and $9,914 for the three and six months ended June 30, 2012, respectively.

(7)	Other Assets

Other assets (a non-current asset) were comprised of the following:

	June 30, 2013	December 31, 2012
Deferred direct and relevant costs on implementations of long-term contracts, net	$17,457	$16,974
Refundable deposits	1,598	1,914
Other	1,152	1,215
Total	$20,207	$20,103

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following:

	June 30, 2013	December 31, 2012
Employee compensation and benefits	$17,296	$21,856
Other non-income taxes accrued	7,387	8,191
Rebates due to stockholders of Interchange, net of discount	4,106	––
Accrued interest	3,387	3,402
Restructuring	2,842	3,142
Other	8,274	9,438
Total	$43,292	$46,029

(9)	Other Liabilities

Other liabilities (a non-current liability) were comprised of the following:

	June 30, 2013	December 31, 2012
Pension and related benefits	$27,128	$26,650
Deferred income – non-current	13,835	13,120
Deferred rent – non-current	10,650	10,757
Rebates due to stockholders of Interchange, net of discount	––	3,407
Restructuring – non-current	––	767
Other	1,264	1,840
Total	$52,877	$56,541

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

(10)	Debt

Debt was comprised of the following:

	June 30, 2013		December 31, 2012
	Book Value	Fair Value	Book Value	Fair Value
Senior secured notes	$785,000	$803,683	$785,000	$822,288
Less: unamortized original issue discount	(7,906)	––	(9,666)	––
Total long-term debt	$777,094	$803,683	$775,334	$822,288

The Company had no outstanding borrowings on its revolving credit facility at June 30, 2013 and December 31, 2012.

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

The common stock of GXS, Inc., the Company’s only direct subsidiary, is collateral for the Company’s Senior Secured Notes. SEC Rule 3-16 of Regulation S-X (“Rule 3-16”) requires financial statements for each of the registrant’s affiliates whose securities constitute a substantial portion of the collateral for registered securities. The common stock of GXS, Inc. is considered to constitute a substantial portion of the collateral for the registered notes. Accordingly, the financial statements of GXS, Inc. would be required by Rule 3-16. The Company does not believe the GXS, Inc. financial statements would add meaningful disclosure and has not included those financial statements herein, because they are substantially identical to the Company’s financial statements and the total assets, revenues, cost of revenues, operating income, net loss and cash flows of GXS, Inc. are expected to continue to constitute substantially all of the corresponding amounts for the Company and its subsidiaries.

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

As of June 30, 2013, the Company had outstanding letters of credit of $10,939, no outstanding borrowings, and additional available borrowings of $39,061 under the Revolver. Any outstanding borrowings against the Revolver shall be repaid in full on March 15, 2015 and the commitments shall terminate on that date. The Revolver requires the Company to maintain certain financial and non-financial covenants. Noncompliance with any covenant specified in the Revolver would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable. At June 30, 2013, the Company had an interest coverage ratio of 1.87 and a net leverage ratio of 5.22, both calculated as defined in the Revolver, and was in compliance with all of the Revolver’s financial and non-financial covenants.

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

Deferred financing costs are being amortized over the life of the applicable debt using the effective interest method. Amortization expense related to the deferred financing costs on the Senior Secured Notes and Revolver was $1,124 and $2,247 for the three and six months ended June 30, 2013, respectively, and $1,119 and $2,210 for the three and six months ended June 30, 2012, respectively.

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

During the three and six months ended June 30, 2013, the Company incurred restructuring charges of approximately $1,141 and $1,219, respectively, which included charges associated with consolidation of office space and the involuntary termination of 21 and 25 employees, respectively. During the three and six months ended June 30, 2012, the Company incurred restructuring charges of approximately $577 and $958, respectively, which included charges associated with consolidation of office space and the involuntary termination of ten and sixteen employees, respectively. These charges are recorded within “general and administrative” expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

The restructuring accrual amounts recorded are net of amounts the Company expects to receive from subleasing vacated space, primarily at its previous corporate headquarters through April 2014, when the underlying lease obligation ends. The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases. As of June 30, 2013, approximately $1,998 of the facilities restructuring obligations are associated with the Company’s previous global headquarters. The Company relocated to its current global headquarters facility in March 2010.

The changes in the Company’s restructuring accrual for the six months ended June 30, 2013 are as follows:

	Severance	Facilities	Total

Balance as of December 31, 2012	$147	$3,762	$3,909
Restructuring charges	698	521	1,219
Payments and other adjustments	(455)	(1,831)	(2,286)
Balance as of June 30, 2013	$390	$2,452	$2,842

The current portion of the above obligations totaled $2,842 and $3,142 at June 30, 2013 and December 31, 2012, respectively, and are included in “accrued expenses and other current liabilities” on the condensed consolidated balance sheets (see Note 8). The long-term portion of the above obligations totaled $767 at December 31, 2012 and are included in “other liabilities” on the condensed consolidated balance sheets (see Note 9).

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

A bank guarantee totaling $3,325 was made in May 2012 for a disputed tax matter in Brazil by the Company’s subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2,500 as of June 30, 2013. The bank guarantee is collateralized by a deposit of cash with the issuing bank.  In April 2013, GXS Brazil made an additional deposit of $353 to the bank guarantee. The Company may replace the bank guarantee with a letter of credit, likely under the Revolver, upon negotiation of commercially acceptable terms and conditions, if any, which would result in a return of the cash deposit. The Company can terminate the bank guarantee or replace the cash with a letter of credit at its option at any time and, therefore, have unrestricted access to the cash. However, terminating the bank guarantee without replacing it with a letter of credit would be expected to have detrimental legal and tax consequences that could prevent it from conducting business as usual in Brazil. The Company believes that the position of the Brazilian tax authorities is not consistent with the relevant facts. However, there can be no assurance that the Company will ultimately prevail and it is likely that the bank guarantee and supporting cash collateral, or the substituted letter of credit, could remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts. While based on information available on the case and other similar matters provided by local counsel, the Company believes the facts support its position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any future interest or penalties that may accrue.

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

In June 2013, the Company settled a commercial lease obligation dispute with the landlord of its Guildford U.K. leased office space that had first arisen during the third quarter of 2012. The settlement of this previously disclosed matter did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

As of June 30, 2013, the State of Michigan is conducting an audit of certain tax returns for seller’s use tax, and single business tax, filed by Inovis for various tax filing periods from 2004 through 2009. Although preliminary audit determinations have been received from the State of Michigan for a total alleged liability of approximately $800, including penalties and interest, the Company is contesting such preliminary determinations and at this time has concluded that a loss is not probable and therefore has not accrued for any potential exposure in these matters.

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

The expense accrued in each of the three month periods ended June 30, 2013 and 2012 was $1,000 and the expense accrued in each of the six month periods ended June 30, 2013 and 2012 was $2,000. The Company made aggregate management fee payments of approximately $859 and $4,274 during the three and six months ended June 30, 2013, respectively, and no such management fee payments were made during the three and six months ended June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company owed an aggregate of $1,283 and $3,557, respectively, for unpaid management fees earned under the Management Agreement through those dates. These unpaid fees are included in “accrued expenses and other current liabilities” in the condensed consolidated balance sheets as of the respective dates.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
June 30, 2013
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$17,336	$19,998	$––	$37,334
Receivables, net	388	50,633	39,502	––	90,523
Prepaid expenses and other assets	782	16,169	10,463	––	27,414
Advances to subsidiaries	––	659,207	106,515	(765,722)	––
Total current assets	1,170	743,345	176,478	(765,722)	155,271

Investments in subsidiaries	483,689	(10,664)	––	(473,025)	––
Property and equipment, net	––	104,114	7,519	––	111,633
Goodwill	––	242,256	25,432	––	267,688
Intangible assets, net	––	81,947	9,185	––	91,132
Deferred financing costs	8,741	––	––	––	8,741
Other noncurrent assets	––	8,781	11,426	––	20,207

Total Assets	$493,600	$1,169,779	$230,040	$(1,238,747)	$654,672

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$––	$15,832	$3,867	$––	$19,699
Other current liabilities	4,484	43,199	35,053	––	82,736
Advances from subsidiaries	––	590,639	175,083	(765,722)	––
Total current liabilities	4,484	649,670	214,003	(765,722)	102,435

Long-term debt less current maturities	777,094	––	––	––	777,094
Other liabilities	––	36,420	26,378	––	62,798
Total liabilities	781,578	686,090	240,381	(765,722)	942,327
Stockholder’s equity (deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(287,978)	483,689	(10,664)	(473,025)	(287,978)
Non-controlling interest	––	––	323	––	323
Total stockholder’s equity (deficit)	(287,978)	483,689	(10,341)	(473,025)	(287,655)

Total Liabilities and Stockholder’s Equity (Deficit)	$493,600	$1,169,779	$230,040	$(1,238,747)	$654,672

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2012
(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$14,854	$20,176	$––	$35,030
Receivables, net	––	53,699	45,395	––	99,094
Prepaid expenses and other assets	152	17,292	10,882	––	28,326
Advances to subsidiaries	––	687,956	104,109	(792,065)	––
Total current assets	152	773,801	180,562	(792,065)	162,450

Investments in subsidiaries	489,808	3,222	––	(493,030)	––
Property and equipment, net	––	100,695	8,612	––	109,307
Goodwill	––	242,758	26,288	––	269,046
Intangible assets, net	––	89,856	10,982	––	100,838
Deferred financing costs	10,988	––	––	––	10,988
Other noncurrent assets	––	9,051	11,052	––	20,103

Total Assets	$500,948	$1,219,383	$237,496	$(1,285,095)	$672,732

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$––	$14,453	$5,572	$––	$20,025
Other current liabilities	3,402	49,398	34,721	––	87,521
Advances from subsidiaries	––	628,601	163,464	(792,065)	––
Total current liabilities	3,402	692,452	203,757	(792,065)	107,546

Long-term debt less current maturities	775,334	––	––	––	775,334
Other liabilities	––	37,123	30,171	––	67,294
Total liabilities	778,736	729,575	233,928	(792,065)	950,174
Stockholder’s equity (deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(277,788)	489,808	3,222	(493,030)	(277,788)
Non-controlling interest	––	––	346	––	346
Total stockholder’s equity (deficit)	(277,788)	489,808	3,568	(493,030)	(277,442)

Total Liabilities and Stockholder’s Equity (Deficit)	$500,948	$1,219,383	$237,496	$(1,285,095)	$672,732

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$103,205	$55,725	$(38,157)	$120,773

Costs and operating expenses	––	78,642	59,641	(38,157)	100,126
Operating income (loss)	––	24,563	(3,916)	––	20,647
Other income (expense), net	(21,383)	915	(1,812)	––	(22,280)
Income (loss) before income taxes	(21,383)	25,478	(5,728)	––	(1,633)
Income tax expense	––	547	542	––	1,089
Income (loss) before equity in income (loss) of subsidiaries	(21,383)	24,931	(6,270)	––	(2,722)
Equity in income (loss) of subsidiaries	18,661	(6,270)	––	(12,391)	––
Net income (loss)	(2,722)	18,661	(6,270)	(12,391)	(2,722)
Foreign currency translation adjustments	––	––	(443)	––	(443)
Dividends from subsidiaries	––	516	––	(516)	––
Comprehensive income (loss)	(2,722)	19,177	(6,713)	(12,907)	(3,165)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(8)	––	(8)

Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(2,722)	$19,177	$(6,705)	$(12,907)	$(3,157)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$204,401	$110,552	$(75,434)	$239,519

Costs and operating expenses	––	159,229	117,954	(75,434)	201,749
Operating income (loss)	––	45,172	(7,402)	––	37,770
Other income (expense), net	(42,752)	2,165	(5,287)	––	(45,874)
Income (loss) before income taxes	(42,752)	47,337	(12,689)	––	(8,104)
Income tax expense	––	1,002	921	––	1,923
Income (loss) before equity in income (loss) of subsidiaries	(42,752)	46,335	(13,610)	––	(10,027)
Equity in income (loss) of subsidiaries	32,725	(13,610)	––	(19,115)	––
Net income (loss)	(10,027)	32,725	(13,610)	(19,115)	(10,027)
Foreign currency translation adjustments	––	––	(768)	––	(768)
Dividends from subsidiaries	––	516	––	(516)	––
Comprehensive income (loss)	(10,027)	33,241	(14,378)	(19,631)	(10,795)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(23)	––	(23)

Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(10,027)	$33,241	$(14,355)	$(19,631)	$(10,772)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$103,310	$55,215	$(37,716)	$120,809

Costs and operating expenses	14	79,178	58,871	(37,716)	100,347
Operating income (loss)	(14)	24,132	(3,656)	––	20,462
Other income (expense), net	(21,329)	1,429	(4,888)	––	(24,788)
Income (loss) before income taxes	(21,343)	25,561	(8,544)	––	(4,326)
Income tax expense	––	779	599	––	1,378
Income (loss) before equity in income (loss) of subsidiaries	(21,343)	24,782	(9,143)	––	(5,704)
Equity in income (loss) of subsidiaries	15,639	(9,143)	––	(6,496)	––
Net income (loss)	(5,704)	15,639	(9,143)	(6,496)	(5,704)
Foreign currency translation adjustments	––	––	(171)	––	(171)
Dividends from subsidiaries	––	593	––	(593)	––
Comprehensive income (loss)	(5,704)	16,232	(9,314)	(7,089)	(5,875)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(20)	––	(20)

Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(5,704)	$16,232	$(9,294)	$(7,089)	$(5,855)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$205,061	$108,457	$(73,797)	$239,721

Costs and operating expenses	48	159,578	115,246	(73,797)	201,075
Operating income (loss)	(48)	45,483	(6,789)	––	38,646
Other income (expense), net	(42,706)	1,432	(5,571)	––	(46,845)
Income (loss) before income taxes	(42,754)	46,915	(12,360)	––	(8,199)
Income tax expense	––	1,131	996	––	2,127
Income (loss) before equity in income (loss) of subsidiaries	(42,754)	45,784	(13,356)	––	(10,326)
Equity in income (loss) of subsidiaries	32,428	(13,356)	––	(19,072)	––
Net income (loss)	(10,326)	32,428	(13,356)	(19,072)	(10,326)
Foreign currency translation adjustments	––	––	1,149	––	1,149
Dividends from subsidiaries	––	593	––	(593)	––
Comprehensive income (loss)	(10,326)	33,021	(12,207)	(19,665)	(9,177)
Less: Comprehensive loss attributable to non-controlling interest	––	––	(15)	––	(15)

Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(10,326)	$33,021	$(12,192)	$(19,665)	$(9,162)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,027)	$32,725	$(13,610)	$(19,115)	$(10,027)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	24,479	3,046	––	27,525
Deferred income taxes	––	530	(157)	––	373
Amortization of deferred financing fees and debt discount	4,007	––	240	––	4,247
Stock compensation expense	––	582	––	––	582
Equity in net (income) loss of subsidiaries	(32,725)	13,610	––	19,115	––
Changes in operating assets and liabilities, net	38,745	(49,659)	12,845	––	1,931
Net cash provided by operating activities	––	22,267	2,364	––	24,631

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(19,785)	(1,355)	––	(21,140)
Net cash used in investing activities	––	(19,785)	(1,355)	––	(21,140)

Cash flows from financing activities:
Borrowings under revolving credit facility	––	––	––	––	––
Repayments under revolving credit facility	––	––	––	––	––
Payment of financing costs	––	––	––	––	––
Net cash used in financing activities	––	––	––	––	––

Effect of exchange rate changes on cash	––	––	(1,187)	––	(1,187)

Increase (decrease) in cash and cash equivalents	––	2,482	(178)	––	2,304
Cash and cash equivalents, beginning of period	––	14,854	20,176	––	35,030

Cash and cash equivalents, end of period	$––	$17,336	$19,998	$––	$37,334

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

The majority of our revenue is generated through transaction processing and subscription service fees from both Managed Services and Messaging Services. Managed Services revenue grew at a three year compounded annual growth rate (“CAGR”) of 29.8% from 2009 to 2012 and represented approximately 37.0% of our total revenue for the year ended December 31, 2012 and approximately 40.1% and 39.0% of our total revenue for the three and six months ended June 30, 2013, respectively. We believe customers view our solutions as essential to their day-to-day supply chain operations and they typically enter into long-term contracts with us. Our transaction processing and software maintenance fees, which are recurring in nature, represented approximately 85.1% and 85.6% of our total revenue for the three and six months ended June 30, 2013, respectively. Additionally, approximately 92.0% of our top 50 customers, based on annual revenue in fiscal 2012, have been our customers for five or more years.

Factors and Trends Affecting Our Business

We have five service lines, with each service line deriving revenue from three principal sources. Our service lines are:

•
Messaging Services, which comprised 41.6% and 42.5% of revenues for the three and six months ended June 30, 2013, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised 40.1% and 39.0% of revenues for the three and six months ended June 30, 2013, allows our customers to offload complex integration functions or outsource supply chain management activities to us in order to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised 9.0% and 9.1% of revenues for the three and six months ended June 30, 2013, provides software and services that allow our customers to manage their day-to-day supply chain activities internally. The majority of our software customers also access GXS Trading Grid® to extend their ability to serve new markets or geographies;

•
Data Synchronization, which comprised 6.4% and 6.6% of revenues for the three and six months ended June 30, 2013, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners. Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain; and

•
Custom Outsourcing Services, which comprised 2.9% and 2.8% of revenues for the three and six months ended June 30, 2013, relates primarily to products and services which do not fit within the definitions of our other service lines. Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but for which our outsourcing capabilities and expertise can provide greater value to our customers than they could otherwise realize by managing these applications themselves.

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

Representing nearly 37.0% of our revenues in 2012 and approximately 40.1% and 39.0% of our revenues for the three and six months ended June 30, 2013, respectively, we believe Managed Services will become an increasing percentage of our total revenues over time, and represent, along with our Messaging Services, the largest portion of our total revenues. We also believe that our other service lines, such as B2B Software and Services, Data Synchronization and Customer Outsourcing Services will represent a smaller portion of our total revenues over time.

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

For the three and six months ended June 30, 2013 and 2012, the breakdown of revenue by service line, along with each service line’s percentage of total revenue, appears below (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Service Line	Amount	%	Amount	%	Amount	%	Amount	%

Messaging Services	$50,263	41.6%	$53,672	44.4%	$101,743	42.5%	$107,946	45.0%
Managed Services	48,440	40.1%	43,849	36.3%	93,500	39.0%	85,395	35.6%
B2B Software and Services	10,898	9.0%	11,532	9.6%	21,665	9.1%	22,236	9.3%
Data Synchronization	7,743	6.4%	7,998	6.6%	15,777	6.6%	16,508	6.9%
Custom Outsourcing Services	3,429	2.9%	3,758	3.1%	6,834	2.8%	7,636	3.9%

Total revenue / percentage	$120,773	100.0%	$120,809	100.0%	$239,519	100.0%	$239,721	100.0%

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

As a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period. Our revenues have been affected by a fluctuating U.S. dollar relative to the foreign currencies in which we transact business. The relative strengthening of the U.S. dollar during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, resulted in a $2.4 million and a $3.8 million decrease in our revenues for the three and six months ended June 30, 2013, respectively, from translating revenues generated in foreign currencies into U.S. dollars. (See “Item 3—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”)

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

We defer all direct and relevant costs associated with implementation of certain long-term customer contracts to the extent such costs can be recovered through guaranteed minimum revenues. The unamortized balances of these costs as of June 30, 2013 and December 31, 2012 were $29.3 million and $28.7 million, respectively, and are recorded in either “prepaid expenses and other assets” or “other assets” in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

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

As a result of our significant international operations, the translation of our foreign costs of revenues and operating expenses into U.S. dollars impacts the comparison of our costs of revenues and operating expenses from period to period. Our costs of revenues and operating expenses have been affected by a fluctuating U.S. dollar. The relative strengthening of the U.S. dollar during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012 resulted in a $1.4 million and $2.4 decrease in our costs of revenues and operating expenses for the three and six months ended June 30, 2013, respectively, from translation of our expenses incurred in foreign currencies into U.S. dollars. (See “Item 3—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”)

The following is a summary of our costs and operating expenses for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Costs and Operating Expenses	2013	2012	2013	2012

Cost of revenues	$65,656	$66,858	$131,703	$131,608
Sales and marketing	17,130	16,530	35,013	33,680
General and administrative	17,340	16,959	35,033	35,787

Total costs and operating expenses	$100,126	$100,347	$201,749	$201,075

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(2,722)	$(5,704)	$(10,027)	$(10,326)

Adjustments:
Income tax expense	1,089	1,378	1,923	2,127
Interest expense, net	21,026	21,130	42,135	42,469
Depreciation and amortization	14,117	14,350	27,525	28,213
Stock compensation expense	292	182	582	379
Other (income) expense, net	1,254	3,658	3,739	4,376
Restructuring charges	1,141	577	1,219	958
Merger and acquisition fees	––	––	––	3
Deferred income adjustment (1)	––	––	––	25
Management fees	1,000	1,000	2,000	2,000
Total adjustments	39,919	42,275	79,123	80,550

Adjusted EBITDA	$37,197	$36,571	$69,096	$70,224

____________
(1)	Purchase accounting requires that deferred income of an acquired business be written down to fair value of the underlying obligations plus associated margin at the date of acquisition.

Adjusted EBITDA for the three months ended June 30, 2013 and 2012 was $37.2 million and $36.6 million, respectively. Adjusted EBITDA for the six months ended June 30, 2013 and 2012 was $69.1 million and $70.2 million, respectively. The increase in Adjusted EBITDA of $0.6 million (or 1.7%) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was driven by decreased cost of revenues and operating expenses which resulted in slightly increased operating income being generated. The decrease in Adjusted EBITDA of $1.1 million (or 1.6%) for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was driven by slightly decreased revenue along with increased cost of revenues and operating expenses which together resulted in decreased operating income being generated (consistent with our planned capital investment strategy) and the net unfavorable impact of translating foreign currencies into U.S. dollars.

Minimum Contract Value

Management monitors sales performance based on a measure referred to by management as Minimum Contract Value (“MCV”). MCV is the incremental future minimum committed revenue value of new sales agreements signed in the current period by our customers. If the new contract signed is to replace an existing revenue stream, the MCV is adjusted to reflect only the incremental value from the sale.

MCV for the three and six months ended June 30, 2013 and 2012 was $52.4 million and $99.5 million, respectively, which were decreases of $14.3 million (or 21.5%) and $5.8 million (or 5.5%), respectively, when compared to MCV of $66.7 million and $105.3 million for the three and six months ended June 30, 2012. The MCV decreases were primarily due to comparisons against the three months ended June 30, 2012, which was our all-time record high MCV quarter. Managed Services deals accounted for approximately 79% and 82% of the MCV for the three months ended June 30, 2013 and 2012, respectively, and approximately 79% of the MCV for each of the six months ended June 30, 2013 and 2012, respectively. Messaging Services deals accounted for approximately 10% and 8% of the MCV for the three months ended June 30, 2013 and 2012, respectively, and approximately 10% of the MCV for each of the six months ended June 30, 2013 and 2012, respectively. Approximately 95% of Managed Services’ MCV for each of the three and six months ended June 30, 2013 and 2012, respectively, was generated from the North America, Europe, Middle-East and Africa (“EMEA”) and Japan regions.

The MCV calculations are not reflected or recorded within the condensed consolidated financial statements. MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to revenues, deferred income, as a measure of financial condition, or operating performance.

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenues. Revenues were essentially flat or unchanged at $120.8 million for the three months ended June 30, 2013 and for the three months ended June 30, 2012. This was principally due to the continued growth of our Managed Services revenues in nearly all regions, but particularly in the North America and Brazil regions, offset by decreases in our Messaging Services revenues and decreases in our other revenue service lines as a result of expected competitive pricing pressure and customer attrition, along with the $2.4 million unfavorable impact of translating revenues generated in foreign currencies to U.S. dollars. A comparison of our revenues by service line is as follows:

•
Messaging Services revenues decreased by $3.4 million, or 6.3%, to $50.3 million for the three months ended June 30, 2013 from $53.7 million for the three months ended June 30, 2012. The decrease resulted principally from $1.9 million in net decreases on Messaging Services projects due to price reductions and customer attrition for the three months ended June 30, 2013, along with the $1.5 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective three month periods.

•
Managed Services revenues increased by $4.6 million, or 10.5%, to $48.4 million for the three months ended June 30, 2013 from $43.8 million for the three months ended June 30, 2012. The increase was principally due to $5.3 million of revenue generated by new Managed Services projects for the three months ended June 30, 2013, partially offset by the $0.7 million unfavorable impacts of translating revenues generated in foreign currencies into U.S. dollars for the respective three month periods.

•
B2B Software and Services revenues decreased by $0.6 million, or 5.2%, to $10.9 million for the three months ended June 30, 2013 from $11.5 million for the three months ended June 30, 2012. The decrease was principally from $0.5 million in net decreases on B2B Software and Services projects due to price reductions and customer attrition for the three months ended June 30, 2013, along with the $0.1 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective three month periods.

•
Data Synchronization revenues decreased by $0.2 million, or 2.5%, to $7.8 million for the three months ended June 30, 2013 from $8.0 million for the three months ended June 30, 2012. The decrease resulted principally from $0.2 million in net decreases on Data Synchronization projects due to price reductions and customer attrition for the three months ended June 30, 2013.

•
Custom Outsourcing Services revenues decreased by $0.4 million, or 10.5%, to $3.4 million for the three months ended June 30, 2013 from $3.8 million for the three months ended June 30, 2012. The decrease resulted principally from $0.3 million in net decreases on Custom Outsourcing Services projects due to price reductions, customer attrition and our planned de-emphasis for the three months ended June 30, 2013, along with the $0.1 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective three month periods. We expect to continue the de-emphasis of this revenue service line in the future.

Cost of revenues. Cost of revenues decreased by $1.2 million, or 1.8%, to $65.7 million for the three months ended June 30, 2013 from $66.9 million for the three months ended June 30, 2012. The decrease in cost of revenues for the three months ended June 30, 2013 was primarily driven by lower contractor costs associated with the conversion of certain contractors to employees in the second half of 2012, higher capitalization of internal use software for work on planned applications enhancements, and increased deferral of certain direct and relevant costs associated with implementation of long-term customer contracts in 2013, partially offset by higher salary and benefit costs associated with planned net increases in headcount. Cost of revenues represented 54.4% of revenues for the three months ended June 30, 2013, as compared to 55.3% for the three months ended June 30, 2012.

Sales and marketing.  Sales and marketing expenses increased by $0.6 million, or 3.6%, to $17.1 million for the three months ended June 30, 2013 from $16.5 million for the three months ended June 30, 2012. The increase was primarily due to higher salary and benefit costs largely driven by planned net increases in headcount, along with higher commissions. Sales and marketing expense represented 14.2% of revenues for the three months ended June 30, 2013, as compared to 13.7% of revenues for the three months ended June 30, 2012.

General and administrative.  General and administrative expenses increased by $0.3 million, or 1.8%, to $17.3 million for the three months ended June 30, 2013 from $17.0 million for the three months ended June 30, 2012. General and administrative expenses included $1.1 million and $0.6 million of restructuring charges for the three months ended June 30, 2013 and 2012, respectively, which were presented separately in the prior year but have been reclassified to general and administrative expense in all periods for current year presentation purposes. Restructuring charges include employee severance related costs and the costs associated with the darkening of facilities in the respective periods. The increase in general and administrative expenses was primarily due to lower accrued vacation costs, which were more than offset by the higher restructuring charges resulting  primarily from a settlement of a commercial dispute relating to a previously darkened facility in the U.K., the darkening of other excess office space in the U.S., and higher salary costs associated with planned increases in headcount. General and administrative expense represented 14.4% of revenues for the three months ended June 30, 2013, as compared to 14.0% of revenues for the three months ended June 30, 2012.

In addition to the factors discussed above, the impact of translating foreign currencies into U.S. dollars lowered cost of revenues, sales and marketing, and general and administrative expenses by approximately $1.4 million in aggregate for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Operating income. Operating income increased by $0.2 million to $20.7 million for the three months ended June 30, 2013 compared to $20.5 million for the three months ended June 30, 2012. The 0.9% increase in operating income for the three months ended June 30, 2013, was primarily attributable to the $1.2 million net decrease of our cost of revenues, partially offset by the $0.6 million increase in sales and marketing expenses and the $0.3 million increase in general and administrative expenses.

Interest expense, net.  Interest expense, net decreased by $0.1 million to $21.0 million for the three months ended June 30, 2013 compared to $21.1 million for the three months ended June 30, 2012.  The decrease in interest expense, net between the respective periods is primarily attributable to having no outstanding borrowings under the Revolver during the three months ended June 30, 2013.

Other income (expense), net.  Other expense, net was $1.3 million and $3.7 million for the three months ended June 30, 2013 and 2012, respectively. Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.

Income tax expense. Income tax expense was $1.1 million for the three months ended June 30, 2013, which was a $0.3 million decrease compared to $1.4 million for the three months ended June 30, 2012. The income tax expense for the three months ended June 30, 2013 and 2012, respectively, are related primarily to taxes for foreign jurisdictions in which we have net taxable income.

Net income (loss).  Net loss was $2.7 million for the three months ended June 30, 2013 compared to a $5.7 million net loss for the three months ended June 30, 2012. The $3.0 million decrease in net loss for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is principally due to the increase in operating income along with the decreases in foreign currency transaction losses, income tax expense and interest expense between the comparative periods.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenues. Revenues decreased by $0.2 million, or 0.1%, to $239.5 million for the six months ended June 30, 2013 from $239.7 million for the six months ended June 30, 2012. The decrease was principally a result of expected competitive pricing pressure and customer attrition in our Messaging Services revenues and our other non-Managed Services revenue service lines, and the $3.8 million unfavorable impact of translating revenues generated in foreign currencies to U.S. dollars. The decrease was nearly offset by continued growth of our Managed Services revenues in all regions, but particularly in the North America, EMEA and Brazil regions. A comparison of our revenues by service line is as follows:

•
Messaging Services revenues decreased by $6.3 million, or 5.8%, to $101.7 million for the six months ended June 30, 2013 from $108.0 million for the six months ended June 30, 2012. The decrease resulted principally from $3.6 million in net decreases on Messaging Services projects due to price reductions and customer attrition for the six months ended June 30, 2013, along with the $2.7 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective six month periods.

•
Managed Services revenues increased by $8.1 million, or 9.5%, to $93.5 million for the six months ended June 30, 2013 from $85.4 million for the six months ended June 30, 2012. The increase was principally due to $9.0 million of revenue generated by new Managed Services projects for the six months ended June 30, 2013, partially offset by the $0.9 million unfavorable impacts of translating revenues generated in foreign currencies into U.S. dollars for the respective six month periods.

•
B2B Software and Services revenues decreased by $0.5 million, or 2.3%, to $21.7 million for the six months ended June 30, 2013 from $22.2 million for the six months ended June 30, 2012. The decrease was principally from $0.4 million in net decreases on B2B Software and Services projects due to price reductions and customer attrition for the six months ended June 30, 2013, along with the $0.1 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective six month periods.

•
Data Synchronization revenues decreased by $0.7 million, or 4.2%, to $15.8 million for the six months ended June 30, 2013 from $16.5 million for the six months ended June 30, 2012. The decrease resulted principally from $0.7 million in net decreases on Data Synchronization projects due to price reductions and customer attrition for the six months ended June 30, 2013.

•
Custom Outsourcing Services revenues decreased by $0.8 million, or 10.5%, to $6.8 million for the six months ended June 30, 2013 from $7.6 million for the six months ended June 30, 2012. The decrease resulted principally from $0.7 million in net decreases on Custom Outsourcing Services projects due to price reductions, customer attrition and our planned de-emphasis for the six months ended June 30, 2013, along with the $0.1 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective six month periods. We expect to continue the de-emphasis of this revenue service line in the future.

Cost of revenues. Cost of revenues increased by $0.1 million, or 0.1%, to $131.7 million for the six months ended June 30, 2013 from $131.6 million for the six months ended June 30, 2012. The increase in cost of revenues for the six months ended June 30, 2013 was primarily driven by higher salary and benefit costs associated with planned increases in headcount, partially offset by lower contractor costs associated with the conversion of certain contractors to employees in the second half of 2012, higher capitalization of internal use software for work on planned applications enhancements, and increased deferral of certain direct and relevant costs associated with implementation of long-term customer contracts in 2013. Cost of revenues represented 55.0% of revenues for the six months ended June 30, 2013, as compared to 54.9% for the six months ended June 30, 2012.

Sales and marketing.  Sales and marketing expenses increased by $1.3 million, or 4.0%, to $35.0 million for the six months ended June 30, 2013 from $33.7 million for the six months ended June 30, 2012. The increase was primarily due to higher salary and benefit costs largely driven by planned net increases in headcount, along with higher commissions. Sales and marketing expense represented 14.6% of revenues for the six months ended June 30, 2013, as compared to 14.0% of revenues for the six months ended June 30, 2012.

General and administrative.  General and administrative expenses decreased by $0.8 million, or 2.1%, to $35.0 million for the six months ended June 30, 2013 from $35.8 million for the six months ended June 30, 2012. General and administrative expenses included $1.2 million and $1.0 million of restructuring charges for the six months ended June 30, 2013 and 2012, respectively, which were presented separately in the prior year but have been reclassified to general and administrative expense in all periods for current year presentation purposes. Restructuring charges include employee severance related costs and the costs associated with the darkening of facilities in the respective periods. The decrease in general and administrative expenses was primarily due to lower accrued vacation costs, lower bad debt expense, and lower outside recruiting costs, partially offset by higher salary costs associated with planned net increases in headcount. General and administrative expense represented 14.6% of revenues for the six months ended June 30, 2013, as compared to 14.9% of revenues for the six months ended June 30, 2012.

In addition to the factors discussed above, the impact of translating foreign currencies into U.S. dollars lowered cost of revenues, sales and marketing, and general and administrative expenses by approximately $2.4 million in aggregate for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Operating income. Operating income decreased by $0.9 million to $37.8 million for the six months ended June 30, 2013 compared to $38.7 million for the six months ended June 30, 2012. The 2.3% decrease in operating income for the six months ended June 30, 2013, is primarily attributable to the $0.2 million decrease in revenues, the $0.1 million increase of our cost of revenues, and the $1.3 million increase in sales and marketing expenses, partially offset by the $0.8 million decrease in general and administrative expenses.

Interest expense, net.  Interest expense, net decreased by $0.4 million to $42.1 million for the six months ended June 30, 2013 compared to $42.5 million for the six months ended June 30, 2012.  The decrease in interest expense, net between the respective periods is primarily attributable to having no outstanding borrowings under the Revolver during the six months ended June 30, 2013.

Other income (expense), net.  Other expense, net was $3.7 million and $4.4 million for the six months ended June 30, 2013 and 2012, respectively. Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.

Income tax expense. Income tax expense was $1.9 million for the six months ended June 30, 2013, which was a $0.2 million decrease compared to $2.1 million for the six months ended June 30, 2012. The income tax expense for the six months ended June 30, 2013 and 2012, respectively, are related primarily to taxes for foreign jurisdictions in which we have net taxable income.

Net income (loss).  Net loss was $10.0 million for the six months ended June 30, 2013 compared to a $10.3 million net loss for the six months ended June 30, 2012. The $0.3 million decrease in net loss for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is principally due to the decreases in foreign currency transaction losses, interest expense and income tax expense, partially offset by the decrease in operating income between the comparative periods.

Sources and Uses of Cash

The following table is a summary of sources and uses of cash during the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012

Cash flows provided by operating activities	$24,631	$28,407
Cash flows used in investing activities	(21,140)	(20,259)
Cash flows used in financing activities	––	(3,421)
Effect of exchange rate changes on cash	(1,187)	(713)
Net increase in cash and cash equivalents	$2,304	$4,014

Cash and cash equivalents, end of period	$37,334	$16,982

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Net cash provided by operating activities was $24.6 million compared to $28.4 million provided by operating activities for the six months ended June 30, 2013 and 2012, respectively. The $3.8 million decrease in net cash provided by operating activities was principally attributable to the timing of payments on certain trade payables, specifically management fees, partially offset by continued  improvement in collecting trade accounts receivable.

Net cash used in investing activities was $21.1 million for the six months ended June 30, 2013 compared to $20.3 million for the six months ended June 30, 2012. Net cash used in investing activities for the six months ended June 30, 2013 and 2012 consisted entirely of capital expenditures for software and equipment primarily related to continued enhancements of our service platform for both periods. Capital expenditures for the six months ended June 30, 2013 and 2012 included $15.4 million and $12.1 million, respectively, of labor costs capitalized for the development of internal-use software.

No cash was provided by or used in financing activities during the six months ended June 30, 2013 compared to $3.4 million net cash used in financing activities for the six months ended June 30, 2012. Net cash used in financing activities for the six months ended June 30, 2012 was from $3.0 million in net repayments under the Revolver and $0.4 million in deferred financing costs associated with amending the Revolver.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $37.3 million and $17.0 million at June 30, 2013 and 2012, respectively. At June 30, 2013 and 2012, there were no borrowings outstanding under the revolving credit facility of our Credit and Guaranty Agreement (the “Revolver”). At June 30, 2013 and 2012, approximately $10.9 million and $11.7 million, respectively, of the $50.0 million of Revolver capacity was pledged as security for certain letters of credit. Therefore, the total available cash liquidity, including cash and cash equivalents and total Revolver capacity, less outstanding borrowings and letters of credit secured by the Revolver, was approximately $76.4 million and $55.3 million at June 30, 2013 and 2012, respectively.

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

GXS Worldwide, Inc. is a holding company that conducts its operations through its wholly-owned subsidiary GXS, Inc. and its domestic and foreign subsidiaries. The financial statements of GXS, Inc. are substantially identical to the GXS Worldwide, Inc. financial statements and the total assets, revenues, operating income, net loss and cash flows of GXS, Inc. are expected to continue to constitute substantially all of the corresponding amounts for GXS Worldwide, Inc. and its subsidiaries. All equity interests pledged as collateral for the Senior Secured Notes, other than those of GXS, Inc., are wholly-owned consolidated subsidiaries of GXS, Inc.

Senior Secured Notes

On December 23, 2009, we completed the refinancing of our then outstanding indebtedness by issuing $785.0 million in aggregate principal amount of Senior Secured Notes with an original issue discount of $18.6 million.

The Senior Secured Notes bear an interest rate of 9.75% with interest payable on June 15 and December 15 each year. The Senior Secured Notes mature on June 15, 2015. The optional redemption features on the Senior Secured Notes that are remaining as of June 30, 2013, are summarized as follows:

•	We may at any time redeem the Senior Secured Notes, in whole or in part, at the redemption prices defined in the indenture governing the Senior Secured Notes. None have been redeemed to date.

•	In each case, we must also pay accrued and unpaid interest, if any, to the redemption date.

•	In the event of a change in control, we must offer to repurchase any outstanding Senior Secured Notes at a price equal to 101.0% of the principal amount, plus accrued and unpaid interest, if any.

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

The Revolver also requires that we meet and maintain certain financial ratios and tests, including those described above. Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control. Our failure to comply with these covenants could result in a default under the Revolver and the indenture governing our Senior Secured Notes. At June 30, 2013, we had an interest coverage ratio of 1.87 and a net leverage ratio of 5.22, both calculated as defined in the Revolver, and we were in compliance with all financial and non-financial covenants.

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

Transaction Processing — We earn recurring transaction processing revenue from facilitating the exchange of business documents among our customers’ computer systems and those of our trading partners. Such revenues are generally based on a per-transaction fee, or monthly minimum charge, and are recognized in the period in which the related transactions are processed. Revenue on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of actual transactions or the specified contract minimum amounts.

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

In certain managed services arrangements, we sell transaction processing along with implementation and start-up services. The implementation and start-up services typically do not have stand-alone value and, therefore, they do not qualify as separate units of accounting and are not separated. We believe these services do not have stand-alone value as the customer generally only receives value from these services in conjunction with the use of the related transaction processing service, we do not generally sell such services separately, and the output of such services cannot be re-sold by the customer. Revenues related to implementation and start-up services are recognized over the estimated customer life which, based on our current estimate, approximates the term of the related transaction processing arrangement. In some arrangements, we also sell professional services which do have stand-alone value and can be separated from other elements in the arrangement. The revenue related to these services is recognized as the service is performed.

We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues. The unamortized balance of these deferred costs as of June 30, 2013 and December 31, 2012 was $29.3 million and $28.7 million, respectively.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 – Comprehensive Income (Topic 220):  Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide additional details regarding any amounts reclassified out of accumulated other comprehensive income by component and present, either on the face of the statement where net income (loss) is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss). For public entities, the ASU is effective prospectively for reporting periods after December 15, 2012. We have evaluated the impact of adopting ASU 2013-02 and concluded it has no significant impact on our condensed consolidated financial statements presentation.

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

Although much of our revenues are generated in U.S. dollars, approximately $47.6 million (or 39.4%) and $94.8 million (or 39.6%) of our total revenues for the three and six months ended June 30, 2013, respectively, were generated in non-U.S. dollar denominated currencies. Our revenues generated in non-U.S. dollar denominated currencies for the three and six months ended June 30, 2012 were approximately $48.4 million (or 40.1%) and $95.5 million (or 39.8%) of our total revenues, respectively.

Our operating expenses are also generally denominated in U.S. dollars; however, approximately $36.3 million (or 36.2%) and $71.7 million (or 35.5%) of our total operating expenses for three and six months ended June 30, 2013, respectively, were denominated in foreign currencies. Our operating expenses generated in foreign currencies for the three and six months ended June 30, 2012 were approximately $34.6 million (or 34.4%) and $68.3 million (or 33.9%) of our total operating expenses, respectively.

Due to the relatively stronger U.S. dollar during the three and six months ended June 30, 2013, our operating income was negatively affected by approximately $1.0 million and $1.4 million when compared to the three and six months ended June 30, 2012, respectively.

From a sensitivity analysis viewpoint, based on our financial results for the three and six months ended June 30, 2013, a hypothetical overall 10.0% change in the U.S. dollar from the average foreign exchange rates during the three and six months ended June 30, 2013 would have impacted our revenues and operating income by approximately $4.8 million and $1.2 million, respectively, for the three months ended June 30, 2013 and by approximately $9.5 million and $2.3 million, respectively, for the six months ended June 30, 2013.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A bank guarantee totaling approximately $3.3 million was made in May 2012 for a disputed tax matter in Brazil by our subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2.5 million as of June 30, 2013. The bank guarantee is collateralized by a deposit of cash with the issuing bank.  In April 2013, GXS Brazil made an additional deposit of $0.4 million to the bank guarantee. We may replace the bank guarantee with a letter of credit, likely under our Revolver, upon negotiation of commercially acceptable terms and conditions, if any, which would result in a return of the cash deposit. We can terminate the bank guarantee or replace the cash with a letter of credit at our option at any time and, therefore, have unrestricted access to the cash. However, terminating the bank guarantee without replacing it with a letter of credit would be expected to have detrimental legal and tax consequences that could prevent us from conducting business as usual in Brazil. We believe that the position of the Brazilian tax authorities is not consistent with the relevant facts. However, there can be no assurance that we will ultimately prevail and it is likely that the bank guarantee and supporting cash collateral, or substituted letter of credit, will remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts. While based on information available on the case and other similar matters provided by local counsel, we believe the facts support our position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any interest or penalties that may accrue.

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

In June 2013, we settled a commercial lease obligation dispute with the landlord of our Guildford U.K. leased office space that had first arisen during the third quarter of 2012. The settlement of this previously disclosed matter did not have a material impact on our condensed consolidated financial position or results of operations.

As of June 30, 2013, the State of Michigan is conducting an audit of certain tax returns for seller’s use tax, and single business tax, filed by Inovis for various tax filing periods from 2004 through 2009. Although preliminary audit determinations have been received from the State of Michigan for a total alleged liability of approximately $0.8 million, including penalties and interest, we are contesting such preliminary determinations and at this time conclude that a loss is not probable and therefore have not accrued for any potential exposure in these matters.

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

Dated:  August 9, 2013

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