Form 10-Q
period 2013-09-30
GXS Worldwide, Inc.
filed 2013-11-13
CIK 1490346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑ *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 13, 2013, the registrant had 1,000 outstanding shares of common stock, all of which was held by an affiliate of the registrant.

*  The registrant currently is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is filing this Quarterly Report on Form 10-Q on a voluntary basis. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it were subject to such filing requirements during the entirety of such period.

GXS WORLDWIDE, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2013

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and
	December 31, 2012	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months
	ended September 30, 2013 and 2012	5

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2013 and 2012	6

	Unaudited Condensed Consolidated Statement of Changes in Stockholder’s Deficit for the
	nine months ended September 30, 2013	7

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2013 and 2012	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

SIGNATURES		48

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

PART I.     FINANCIAL INFORMATION

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 (In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,487	$35,030
Receivables, net	87,980	99,094
Prepaid expenses and other assets	26,150	28,326
Total current assets	180,617	162,450

Property and equipment, net	113,060	109,307
Goodwill	268,526	269,046
Intangible assets, net	86,785	100,838
Deferred financing costs	7,616	10,988
Other assets	21,002	20,103

Total Assets	$677,606	$672,732

Liabilities and Stockholder's Deficit
Current liabilities:
Trade payables	$17,042	$20,025
Deferred income	37,239	41,492
Accrued expenses and other current liabilities	66,205	46,029
Total current liabilities	120,486	107,546

Long-term debt	778,016	775,334
Deferred income tax liabilities	10,717	10,753
Other liabilities	54,909	56,541
Total liabilities	964,128	950,174

GXS Worldwide, Inc. stockholder's deficit:
Common stock $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	430,867	429,952
Accumulated deficit	(707,173)	(697,659)
Accumulated other comprehensive loss	(10,591)	(10,082)
Total GXS Worldwide, Inc. stockholder's deficit	(286,896)	(277,788)
Non-controlling interest	374	346
Total stockholder’s deficit	(286,522)	(277,442)

Total Liabilities and Stockholder’s Deficit	$677,606	$672,732

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
 (In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$121,768	$121,279	$361,287	$361,000

Costs and operating expenses:
Cost of revenues	65,082	67,201	196,785	198,809
Sales and marketing	17,363	17,117	52,376	50,797
General and administrative	16,843	15,435	51,876	51,222
Operating income	22,480	21,526	60,250	60,172

Other income (expense):
Interest expense, net	(21,083)	(21,093)	(63,218)	(63,562)
Other income (expense), net	536	697	(3,203)	(3,679)
Income (loss) before income taxes	1,933	1,130	(6,171)	(7,069)

Income tax expense	1,392	1,276	3,315	3,403
Net income (loss)	541	(146)	(9,486)	(10,472)
Less: Net income attributable to non-controlling interest	51	47	28	32

Net income (loss) attributable to GXS Worldwide, Inc.	$490	$(193)	$(9,514)	$(10,504)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$541	$(146)	$(9,486)	$(10,472)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	259	1,077	(509)	2,226

Comprehensive income (loss)	800	931	(9,995)	(8,246)
Less: Comprehensive income attributable to non-controlling interest	51	47	28	32

Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$749	$884	$(10,023)	$(8,278)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total

Balance at December 31, 2012	$1	$429,952	$(697,659)	$(10,082)	$346	$(277,442)

Net income (loss)	––	––	(9,514)	––	28	(9,486)
Stock compensation expense	––	915	––	––	––	915
Foreign currency translation adjustments	––	––	––	(509)	––	(509)

Balance at September 30, 2013	$1	$430,867	$(707,173)	$(10,591)	$374	$(286,522)

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operations:
Net loss	$(9,486)	$(10,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,784	42,294
Deferred income taxes	943	956
Amortization of deferred financing costs and debt discount	6,405	6,029
Stock compensation expense	915	609
Changes in operating assets and liabilities:
Decrease in receivables	11,114	3,149
Decrease in prepaid expenses and other assets	330	3,901
Decrease in trade payables	(1,806)	(4,745)
Decrease in deferred income	(4,253)	(6,734)
Increase in accrued expenses and other liabilities	18,193	25,541
Other	1,798	2,302
Net cash provided by operating activities	65,937	62,830
Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	(33,561)	(31,405)
Net cash used in investing activities	(33,561)	(31,405)
Cash flows from financing activities:
Borrowings under revolving credit facility	––	20,000
Repayments under revolving credit facility	––	(23,000)
Payment of financing costs	––	(421)
Net cash used in financing activities	––	(3,421)

Effect of exchange rate changes on cash	(919)	(154)

Increase in cash and cash equivalents	31,457	27,850
Cash and cash equivalents, beginning of period	35,030	12,968
Cash and cash equivalents, end of period	$66,487	$40,818

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$38,892	$39,144
Cash paid for income taxes	$1,749	$2,343

See accompanying notes to condensed consolidated financial statements (unaudited)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)

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

Interim results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year.  For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K, filed under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) on March 28, 2013.

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
(In thousands, except share and per share amounts)

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

Professional Services — The Company earns professional services revenue pursuant to either fixed-fee or time and material contracts and in most instances revenue is recognized as the related services are provided, except when such services are associated with a new project implementation, in which case the associated revenue is deferred over the estimated customer life which approximates the initial contract term as outlined below.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)

The Company defers all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these costs as of September 30, 2013 and December 31, 2012 was $30,096 and $28,681, respectively, and are recorded in either “prepaid expenses and other assets” (see Note 4) or “other assets” (see Note 7) in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)

The Company capitalized costs related to the development of internal-use software of $7,377 and $22,771 during the three and nine months ended September 30, 2013, respectively, and $6,475 and $18,564 during the three and nine months ended September 30, 2012, respectively.  Such amounts include capitalized interest of $439 and $1,194 for the three and nine months ended September 30, 2013, respectively, and $291 and $640 for the three and nine months ended September 30, 2012, respectively.

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

As of September 30, 2013 and December 31, 2012, the Company had goodwill in the amount of $268,526 and $269,046, respectively.  The Company tests goodwill and intangible assets with indefinite useful lives for impairment at least annually (as of December 31), or whenever there is a change in events or circumstances which may indicate impairment.  In accordance with ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, the Company first assesses various qualitative factors (defined in the guidance) to determine whether it is necessary to perform a quantitative goodwill impairment test.  Should it be necessary to perform the two-step quantitative goodwill impairment test, the Company first compares the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, an additional test is performed to measure the impairment loss.

As of September 30, 2013, the Company assessed the qualitative factors and determined that goodwill was not impaired; as it was not more likely than not that the fair value was less than the carrying amount.  As of December 31, 2012, the Company completed the required impairment testing and determined that goodwill was not impaired.  The Company’s assessment and impairment test are based on a single operating segment and reporting unit structure.  The fair value of the reporting unit exceeded the carrying value at September 30, 2013 and December 31, 2012.

(j)           Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company reviews long-lived assets and identifiable intangibles for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If the carrying amount of an asset is not deemed to be recoverable, the impairment to be recognized is the extent by which the carrying amount of the asset exceeds the fair value of the asset less selling costs.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

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

Restructuring charges are reflected within “general and administrative” expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)

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

Accumulated other comprehensive loss was comprised of the following:

	September 30, 2013	December 31, 2012
Additional minimum pension liability	$(6,788)	$(6,788)
Foreign currency translation adjustments	(3,803)	(3,294)
Accumulated other comprehensive loss	$(10,591)	$(10,082)

There were no reclassifications out of accumulated other comprehensive loss that impacted net income (loss) during the three and nine months ended September 30, 2013 and 2012.

(n)           Research and Development

Research and development costs are expensed as incurred.  Research and development costs are reflected within “cost of revenues” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

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

The effective income tax rate for the three and nine months ended September 30, 2013 and 2012 differs from the U.S. federal statutory rate of 35.0% principally as a result of state income taxes, differing rates in foreign jurisdictions, and the effect of expected losses in the U.S. and foreign jurisdictions for which no income tax benefit has been recognized.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)

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

(p)           Fair Value of Financial Instruments

The Company’s financial instruments consist principally of  receivables and long-term debt.  Generally, the carrying amounts of current assets and liabilities approximate fair value because of the short-term maturity of these instruments.  At September 30, 2013, the Company’s long-term debt was valued at 103.10% of its face value, so the Company considered the fair value to be $809,335 at that date.  At December 31, 2012, the Company’s long-term debt was valued at 104.75% of its face value, so the Company considered the fair value to be $822,288 at that date.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)

(s)           Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 2012 and for the three and nine months ended September 30, 2012 to conform to the presentation at September 30, 2013 and for the three and nine months then ended.

(t)           Recently Released Accounting Standards

In February 2013, the FASB issued ASU 2013-02 – Comprehensive Income (Topic 220):  Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU requires an entity to provide additional details regarding any amounts reclassified out of accumulated other comprehensive income by component, and present, either on the face of the statement where net income (loss) is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss).  For public entities, the ASU is effective prospectively for reporting periods after December 15, 2012.  The Company has adopted ASU 2013-02 and there was no significant impact on its condensed consolidated financial statements presentation.

(3)	Revenue and Receivables

The Company operates as a single operating segment and provides products and services to its customers around the world directly, through its foreign subsidiaries, and indirectly through resellers.

Receivables, net were comprised of the following:

	September 30, 2013	December 31, 2012
Trade accounts receivable	$88,482	$99,575
Unbilled trade receivables	7,882	8,407
Other receivables	4,860	6,150
Subtotal	101,224	114,132
Less: allowance for doubtful accounts	(13,244)	(15,038)
Total receivables, net	$87,980	$99,094

Unbilled trade receivables represent amounts earned and accrued as receivables from customers prior to the end of the period.  Unbilled trade receivables are expected to be billed and collected within twelve months of the respective balance sheet date.  Other receivables primarily includes various value-added tax receivables.

(4)	Prepaid Expenses and Other Assets

Prepaid expenses and other assets (a current asset) were comprised of the following:

	September 30, 2013	December 31, 2012
Deferred direct and relevant costs on implementations of contracts, current	$12,024	$11,707
Prepaid expenses	7,901	10,083
Deferred income tax assets, current	3,978	4,925
Other	2,247	1,611
Total	$26,150	$28,326

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)

(5)	Property and Equipment

Property and equipment, net were comprised of the following:

	September 30, 2013	December 31, 2012
Computer software	$362,886	$347,893
Computer equipment and furniture	175,277	208,958
Leasehold improvements	12,508	13,832
Gross property and equipment	550,671	570,683
Less: accumulated depreciation and amortization	(437,611)	(461,376)
Property and equipment, net	$113,060	$109,307

Depreciation and amortization expense related to property and equipment was $9,737 and $27,940 for the three and nine months ended September 30, 2013, respectively, and $9,256 and $27,555 for the three and nine months ended September 30, 2012, respectively.

(6)	Goodwill and Other Acquired Intangible Assets

The following represents a summary of changes in goodwill for the nine months ended September 30, 2013:

Balance as of December 31, 2012	$269,046
Foreign currency translation	(520)
Balance as of September 30, 2013	$268,526

Other acquired intangible assets were comprised of the following:

September 30, 2013	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$220,050	$(147,769)	$72,281
Product technology	18,494	(6,971)	11,523
Trade names and trademarks	4,368	(2,901)	1,467
Other acquired intangible assets	3,184	(3,121)	63
Subtotal	246,096	(160,762)	85,334
Non-amortizable intangible assets:
Trade names and trademarks	1,451	––	1,451
Total	$247,547	$(160,762)	$86,785

December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$220,583	$(136,802)	$83,781
Product technology	18,503	(5,392)	13,111
Trade names and trademarks	4,368	(2,246)	2,122
Other acquired intangible assets	3,294	(3,022)	272
Subtotal	246,748	(147,462)	99,286
Non-amortizable intangible assets:
Trade names and trademarks	1,552	––	1,552
Total	$248,300	$(147,462)	$100,838

The gross carrying amounts of certain intangible assets are impacted by certain balances being denominated in foreign currencies.  These balances are translated into U.S. dollars at exchange rates that approximate those at the balance sheet date.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)

Intangible assets, except for those with an indefinite life (certain trade names and trademarks), are amortized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed or on a straight-line basis.

Amortization expense related to intangible assets was $4,522 and $13,844 for the three and nine months ended September 30, 2013, respectively, and $4,825 and $14,739 for the three and nine months ended September 30, 2012, respectively.

(7)	Other Assets

Other assets (a non-current asset) were comprised of the following:

	September 30, 2013	December 31, 2012
Deferred direct and relevant costs on implementations of long-term contracts, net	$18,072	$16,974
Refundable deposits	1,608	1,914
Other	1,322	1,215
Total	$21,002	$20,103

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following:

	September 30, 2013	December 31, 2012
Accrued interest	$22,527	$3,402
Employee compensation and benefits	21,589	21,856
Other non-income taxes accrued	7,696	8,191
Rebates due on 2008 acquisition	4,401	––
Restructuring	2,257	3,142
Other	7,735	9,438
Total	$66,205	$46,029

(9)	Other Liabilities

Other liabilities (a non-current liability) were comprised of the following:

	September 30, 2013	December 31, 2012
Pension and related benefits	$28,101	$26,650
Deferred income – non-current	14,390	13,120
Deferred rent – non-current	11,031	10,757
Rebates due on 2008 acquisition	––	3,407
Restructuring – non-current	––	767
Other	1,387	1,840
Total	$54,909	$56,541

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)

(10)	Debt

Debt was comprised of the following:

	September 30, 2013		December 31, 2012
	Book Value	Fair Value	Book Value	Fair Value
Senior secured notes	$785,000	$809,335	$785,000	$822,288
Less: unamortized original issue discount	(6,984)	––	(9,666)	––
Total long-term debt	$778,016	$809,335	$775,334	$822,288

The Company had no outstanding borrowings on its revolving credit facility at September 30, 2013 and December 31, 2012.

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

As of September 30, 2013, the Company had outstanding letters of credit of $10,939, no outstanding borrowings, and additional available borrowings of $39,061 under the Revolver.  Any outstanding borrowings against the Revolver shall be repaid in full on March 15, 2015 and the commitments shall terminate on that date.  The Revolver requires the Company to maintain certain financial and non-financial covenants.  Noncompliance with any covenant specified in the Revolver would qualify as an event of default whereby the lenders would have rights to call all outstanding borrowings due and payable.  At September 30, 2013, the Company had an interest coverage ratio of 1.90 and a net leverage ratio of 4.94, both calculated as defined in the Revolver, and was in compliance with all of the Revolver’s financial and non-financial covenants.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)

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

Deferred financing costs are being amortized over the life of the applicable debt using the effective interest method. Amortization expense related to the deferred financing costs on the Senior Secured Notes and Revolver was $1,125 and $3,372 for the three and nine months ended September 30, 2013, respectively, and $1,121 and $3,331 for the three and nine months ended September 30, 2012, respectively.

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

During the three and nine months ended September 30, 2013, the Company incurred restructuring charges of approximately $242 and $1,461, respectively, which included charges associated with consolidation of office space and the involuntary termination of six and 31 employees, respectively.  During the three and nine months ended September 30, 2012, the Company incurred restructuring charges of approximately $402 and $1,360, respectively, which included charges associated with consolidation of office space and the involuntary termination of six and 22 employees, respectively.  These charges are recorded within “general and administrative” expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

The restructuring accrual amounts recorded are net of amounts the Company expects to receive from subleasing vacated space, primarily at its previous corporate headquarters through April 2014, when the underlying lease obligation ends.  The facility charge was determined by discounting the net future cash obligation of the existing lease less anticipated rental receipts to be received from existing and potential subleases.  As of September 30, 2013, approximately $1,749 of the facilities restructuring obligations are associated with the Company’s previous global headquarters.  The Company relocated to its current global headquarters facility in March 2010.

The changes in the Company’s restructuring accrual for the nine months ended September 30, 2013 are as follows:

	Severance	Facilities	Total

Balance as of December 31, 2012	$147	$3,762	$3,909
Restructuring charges	876	585	1,461
Payments and other adjustments	(746)	(2,367)	(3,113)
Balance as of September 30, 2013	$277	$1,980	$2,257

The current portion of the above obligations totaled $2,257 and $3,142 at September 30, 2013 and December 31, 2012, respectively, and are included in “accrued expenses and other current liabilities” on the condensed consolidated balance sheets (see Note 8).  The long-term portion of the above obligations totaled $767 at December 31, 2012 and is included in “other liabilities” on the condensed consolidated balance sheets (see Note 9).

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)

A bank guarantee totaling $3,325 was made in May 2012 for a disputed tax matter in Brazil by the Company’s subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2,500 as of September 30, 2013.  The bank guarantee is collateralized by a deposit of cash with the issuing bank.  In April 2013, GXS Brazil made an additional deposit of $353 to the bank guarantee.  The Company may replace the bank guarantee with a letter of credit, likely under the Revolver, upon negotiation of commercially acceptable terms and conditions, if any, which would result in a return of the cash deposit.  The Company can terminate the bank guarantee or replace the cash with a letter of credit at its option at any time and, therefore, have unrestricted access to the cash.  However, terminating the bank guarantee without replacing it with a letter of credit would be expected to have detrimental legal and tax consequences that could prevent it from conducting business as usual in Brazil.  The Company believes that the position of the Sao Paulo tax authorities is not consistent with the relevant facts.  However, there can be no assurance that the Company will ultimately prevail and it is likely that the bank guarantee and supporting cash collateral, or the substituted letter of credit, could remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts.  While based on information available on the case and other similar matters provided by local counsel, the Company believes the facts support its position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any future interest or penalties that may accrue.

At September 30, 2013, one of GXS Brazil’s large customers has notified GXS Brazil that it is now disputing certain invoices previously rendered by GXS Brazil, almost all of which were previously accepted and paid by the customer.  The invoices cover the period from June 1, 2010 through August 5, 2013 and total approximately $2,100.  The customer has provided its own internal assessment with which the Company vigorously disagrees as being fundamentally flawed.  The parties are actively working to resolve the issue but it is possible that in the event of a settlement, the Company could ultimately pay the customer an amount of liquidated damages.  However, the Company is unable to estimate the likelihood or amount of a potential loss, if any, and has not accrued for any potential exposure.

The Company charges certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that intend to reflect the costs incurred by such subsidiaries.  Although GXS Brazil has generally accrued and not paid such charges, the Company may be required to withhold taxes and pay certain social tax charges on certain charges.  It is also possible that Brazilian tax authorities could challenge the allocation methodologies employed by the Company.  The Company believes that an unfavorable outcome is not probable; however, any potential loss, including any interest or penalties that may accrue, cannot currently be determined.

The Company’s Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore.  Both U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices.  Accordingly, the Company determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, the Company may incur an increased tax liability, including accrued interest and penalties.  GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from its tax advisors, the Company believes that the facts the Indian tax authorities are using to support their assessment are incorrect.  The Company has filed appeals and anticipates an eventual settlement with the Indian tax authorities.  The Company has accrued $1,494 to cover its anticipated financial exposure in this matter.  There can be no assurance that appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that the Company may receive similar orders for other years until the above disputes are resolved.

As of September 30, 2013, the State of Michigan is conducting an audit of certain tax returns for seller’s use tax, and single business tax, filed by Inovis for various tax filing periods from 2004 through 2009.  Although audit determinations have been received from the State of Michigan for a total alleged liability of approximately $800, including penalties and interest, the Company is contesting such determinations and will commence legal proceedings as provided for in state statutes, if necessary.  As a required step in the State of Michigan’s Court of Claims filing process, the Company made a $698 deposit under protest with the State of Michigan in November 2013.  At this time, the Company has concluded that a loss is not probable and therefore has not accrued for any potential exposure in these matters.

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)

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

The expense accrued in each of the three month periods ended September 30, 2013 and 2012 was $1,000 and the expense accrued in each of the nine month periods ended September 30, 2013 and 2012 was $3,000.  The Company made aggregate management fee payments of approximately $1,141 and $5,415 during the three and nine months ended September 30, 2013, respectively, and aggregate management fee payments of approximately $1,858 were made during both the three and nine months ended September 30, 2012, respectively.  As of September 30, 2013 and December 31, 2012, the Company owed an aggregate of $1,142 and $3,557, respectively, for unpaid management fees earned under the Management Agreement through those dates.  These unpaid fees are included in “accrued expenses and other current liabilities” in the condensed consolidated balance sheets as of the respective dates.

(14)        Subsequent Event

On November 4, 2013, the Company’s ultimate parent, GXS Group, Inc. (“GXS Group”), entered into an Agreement and Plan of Merger (“Merger Agreement”) whereby GXS Group will be acquired by Open Text Corporation (“OpenText”) pursuant to which GXS Group will become a wholly-owned subsidiary of OpenText.  The total purchase price of the transaction is approximately $1,165,000, with OpenText paying an aggregate of $1,065,000 in cash and $100,000 in OpenText common shares, in accordance with the terms of the Merger Agreement.  The Company expects that a portion of the cash consideration will be used to repay, defease or redeem the Company’s outstanding Revolver and Senior Secured Notes.  The Merger Agreement has been approved by the board of directors of both OpenText and GXS Group, including shareholders holding more than 85% of voting securities of GXS Group, and is subject to customary regulatory approvals and closing conditions.  The transaction is expected to close in the first quarter of 2014.

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
September 30, 2013
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$––	$46,366	$20,121	$––	$66,487
Receivables, net	––	48,967	39,013	––	87,980
Prepaid expenses and other assets	40	14,417	11,693	––	26,150
Advances to subsidiaries	––	641,515	85,067	(726,582)	––
Total current assets	40	751,265	155,894	(726,582)	180,617

Investments in subsidiaries	507,180	(16,007)	––	(491,173)	––
Property and equipment, net	––	105,279	7,781	––	113,060
Goodwill	––	242,256	26,270	––	268,526
Intangible assets, net	––	78,078	8,707	––	86,785
Deferred financing costs	7,616	––	––	––	7,616
Other noncurrent assets	––	8,785	12,217	––	21,002

Total Assets	$514,836	$1,169,656	$210,869	$(1,217,755)	$677,606

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Trade payables	$––	$12,722	$4,320	$––	$17,042
Other current liabilities	23,716	43,542	36,186	––	103,444
Advances from subsidiaries	––	569,570	157,012	(726,582)	––
Total current liabilities	23,716	625,834	197,518	(726,582)	120,486

Long-term debt less current maturities	778,016	––	––	––	778,016
Other liabilities	––	36,642	28,984	––	65,626
Total liabilities	801,732	662,476	226,502	(726,582)	964,128
Stockholder’s equity (deficit):
Stockholder’s equity (deficit) GXS Worldwide, Inc.	(286,896)	507,180	(16,007)	(491,173)	(286,896)
Non-controlling interest	––	––	374	––	374
Total stockholder’s equity (deficit)	(286,896)	507,180	(15,633)	(491,173)	(286,522)

Total Liabilities and Stockholder’s Equity (Deficit)	$514,836	$1,169,656	$210,869	$(1,217,755)	$677,606

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

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$103,557	$54,270	$(36,059)	$121,768

Costs and operating expenses	1,637	76,177	57,533	(36,059)	99,288
Operating income (loss)	(1,637)	27,380	(3,263)	––	22,480
Other income (expense), net	(21,427)	328	552	––	(20,547)
Income (loss) before income taxes	(23,064)	27,708	(2,711)	––	1,933
Income tax expense	––	686	706	––	1,392
Income (loss) before equity in income (loss) of subsidiaries	(23,064)	27,022	(3,417)	––	541
Equity in income (loss) of subsidiaries	23,605	(3,417)	––	(20,188)	––
Net income (loss)	541	23,605	(3,417)	(20,188)	541
Foreign currency translation adjustments	––	––	259	––	259
Dividends from subsidiaries	––	783	––	(783)	––
Comprehensive income (loss)	541	24,388	(3,158)	(20,971)	800
Less: Comprehensive income attributable to non-controlling interest	––	––	51	––	51
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$541	$24,388	$(3,209)	$(20,971)	$749

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$307,958	$164,822	$(111,493)	$361,287

Costs and operating expenses	1,637	235,406	175,487	(111,493)	301,037
Operating income (loss)	(1,637)	72,552	(10,665)	––	60,250
Other income (expense), net	(64,179)	2,493	(4,735)	––	(66,421)
Income (loss) before income taxes	(65,816)	75,045	(15,400)	––	(6,171)
Income tax expense	––	1,688	1,627	––	3,315
Income (loss) before equity in income (loss) of subsidiaries	(65,816)	73,357	(17,027)	––	(9,486)
Equity in income (loss) of subsidiaries	56,330	(17,027)	––	(39,303)	––
Net income (loss)	(9,486)	56,330	(17,027)	(39,303)	(9,486)
Foreign currency translation adjustments	––	––	(509)	––	(509)
Dividends from subsidiaries	––	1,299	––	(1,299)	––
Comprehensive income (loss)	(9,486)	57,629	(17,536)	(40,602)	(9,995)
Less: Comprehensive income attributable to non-controlling interest	––	––	28	––	28
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(9,486)	$57,629	$(17,564)	$(40,602)	$(10,023)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$101,257	$55,133	$(35,111)	$121,279

Costs and operating expenses	––	79,024	55,840	(35,111)	99,753
Operating income (loss)	––	22,233	(707)	––	21,526
Other income (expense), net	(21,347)	538	413	––	(20,396)
Income (loss) before income taxes	(21,347)	22,771	(294)	––	1,130
Income tax expense	––	659	617	––	1,276
Income (loss) before equity in income (loss) of subsidiaries	(21,347)	22,112	(911)	––	(146)
Equity in income (loss) of subsidiaries	21,201	(911)	––	(20,290)	––
Net income (loss)	(146)	21,201	(911)	(20,290)	(146)
Foreign currency translation adjustments	––	––	1,077	––	1,077
Dividends from subsidiaries	––	469	––	(469)	––
Comprehensive income (loss)	(146)	21,670	166	(20,759)	931
Less: Comprehensive income attributable to non-controlling interest	––	––	47	––	47
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(146)	$21,670	$119	$(20,759)	$884

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$––	$306,318	$163,590	$(108,908)	$361,000

Costs and operating expenses	48	238,602	171,086	(108,908)	300,828
Operating income (loss)	(48)	67,716	(7,496)	––	60,172
Other income (expense), net	(64,053)	1,970	(5,158)	––	(67,241)
Income (loss) before income taxes	(64,101)	69,686	(12,654)	––	(7,069)
Income tax expense	––	1,790	1,613	––	3,403
Income (loss) before equity in income (loss) of subsidiaries	(64,101)	67,896	(14,267)	––	(10,472)
Equity in income (loss) of subsidiaries	53,629	(14,267)	––	(39,362)	––
Net income (loss)	(10,472)	53,629	(14,267)	(39,362)	(10,472)
Foreign currency translation adjustments	––	––	2,226	––	2,226
Dividends from subsidiaries	––	1,062	––	(1,062)	––
Comprehensive income (loss)	(10,472)	54,691	(12,041)	(40,424)	(8,246)
Less: Comprehensive income attributable to non-controlling interest	––	––	32	––	32
Comprehensive income (loss) attributable to GXS Worldwide, Inc.	$(10,472)	$54,691	$(12,073)	$(40,424)	$(8,278)

GXS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(9,486)	$56,330	$(17,027)	$(39,303)	$(9,486)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	––	37,398	4,386	––	41,784
Deferred income taxes	––	1,033	(90)	––	943
Amortization of deferred financing fees and debt discount	6,054	––	351	––	6,405
Stock compensation expense	––	915	––	––	915
Equity in net (income) loss of subsidiaries	(56,330)	17,027	––	39,303	––
Changes in operating assets and liabilities, net	59,762	(49,921)	15,535	––	25,376
Net cash provided by operating activities	––	62,782	3,155	––	65,937

Cash flows from investing activities:
Purchases of property and equipment (including capitalized interest)	––	(31,270)	(2,291)	––	(33,561)
Net cash used in investing activities	––	(31,270)	(2,291)	––	(33,561)

Cash flows from financing activities:
Borrowings under revolving credit facility	––	––	––	––	––
Repayments under revolving credit facility	––	––	––	––	––
Payment of financing costs	––	––	––	––	––
Net cash used in financing activities	––	––	––	––	––

Effect of exchange rate changes on cash	––	––	(919)	––	(919)

Increase (decrease) in cash and cash equivalents	––	31,512	(55)	––	31,457
Cash and cash equivalents, beginning of period	––	14,854	20,176	––	35,030

Cash and cash equivalents, end of period	$––	$46,366	$20,121	$––	$66,487

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

We operated as a division of General Electric Company (“GE”) prior to the 2002 acquisition by Francisco Partners and its co-investors.  We subsequently began investing in GXS Trading Grid®, our cloud-based integration platform, and launched our Managed Services solution.  Over the course of the past several years, we also acquired several companies to expand the number of customers and functional capabilities of GXS Trading Grid®.  These acquisitions included:

•	IBM’s global electronic data interchange (“EDI”) business;

•	Interchange Serviços S.A. (“Interchange”), a provider of B2B integration services in Brazil;

•	Inovis International, Inc. (“Inovis”), a provider of B2B integration services; and

•	RollStream, Inc. (“RollStream”) a SaaS provider of enterprise community management solutions.

On November 4, 2013, subsequent to the end of the third quarter of 2013, our ultimate parent, GXS Group, Inc. (“GXS Group”), entered into an Agreement and Plan of Merger (“Merger Agreement”) whereby GXS Group will be acquired by Open Text Corporation (“OpenText”) pursuant to which GXS Group will become a wholly-owned subsidiary of OpenText.  The total purchase price of the transaction is approximately $1.2 billion, consisting of an aggregate of $1.1 billion in cash and $100.0 million in OpenText common shares, in accordance with the Merger Agreement.  We expect that a portion of the cash consideration will be used to repay, defease or redeem our outstanding Revolver and Senior Secured Notes.  The Merger Agreement has been approved by the respective boards of directors and is subject to customary regulatory approvals and closing conditions.  The transaction is expected to close in the first quarter of 2014.

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

The majority of our revenue is generated through transaction processing and subscription service fees from both Managed Services and Messaging Services.  Managed Services revenue grew at a three year compounded annual growth rate (“CAGR”) of 29.8% from 2009 to 2012 and represented approximately 37.0% of our total revenue for the year ended December 31, 2012 and approximately 41.4% and 39.8% of our total revenue for the three and nine months ended September 30, 2013, respectively.  During the three months ended September 30, 2013, our Managed Services revenue exceeded our Messaging Services revenue for the first time in our history.  We believe customers view our solutions as essential to their day-to-day supply chain operations and they typically enter into long-term contracts with us.  Our transaction processing and software maintenance fees, which are recurring in nature, represented approximately 84.5% and 85.2% of our total revenue for the three and nine months ended September 30, 2013, respectively.  Additionally, approximately 92.0% of our top 50 customers, based on annual revenue in fiscal 2012, have been our customers for five or more years.

Factors and Trends Affecting Our Business

We have five service lines, with each service line deriving revenue from three principal sources.  Our service lines are:

•
Messaging Services, which comprised 41.0% and 42.0% of revenues for the three and nine months ended September 30, 2013, automates the exchange of electronic documents between businesses and eliminates the complexities of disparate standards and communication protocols;

•
Managed Services, which comprised 41.4% and 39.8% of revenues for the three and nine months ended September 30, 2013, allows our customers to offload complex integration functions or outsource supply chain management activities to us in order to improve speed-to-market, drive higher customer satisfaction, or reduce overall costs from data integration;

•
B2B Software and Services, which comprised 8.7% and 8.9% of revenues for the three and nine months ended September 30, 2013, provides software and services that allow our customers to manage their day-to-day supply chain activities internally.  The majority of our software customers also access GXS Trading Grid® to extend their ability to serve new markets or geographies;

•
Data Synchronization, which comprised 6.6% and 6.6% of revenues for the three and nine months ended September 30, 2013, provides tools and services that enhance our customers’ abilities to improve the quality and accuracy of data exchanged with their trading partners.  Primarily designed for the retail supply chain, our solution improves the ability to ensure the correct product, price and promotion information are synchronized throughout a supply chain; and

•
Custom Outsourcing Services, which comprised 2.3% and 2.7% of revenues for the three and nine months ended September 30, 2013, relates primarily to products and services which do not fit within the definitions of our other service lines.  Custom outsourcing allows our customers to outsource activities not directly related to supply chain activities but for which our outsourcing capabilities and expertise can provide greater value to our customers than they could otherwise realize by managing these applications themselves.

Across each of these service lines, we derive our revenues from:

•	transaction processing fees;

•	professional service fees earned in connection with implementing or supporting our products and services; and

•	software licensing and maintenance fees for software we develop or procure from others.

Over the past several years, our transaction processing revenues in our Messaging Services solutions have been adversely impacted by pricing pressure even as our transaction volumes have increased.  We are investing in new functionality and value-added capabilities that can be used by our Messaging Services customers, such as near real-time disaster recovery and the ability to monitor data quality and quarantine data that does not adhere to select business rules.  As a result of these investments and the increase in volume we have seen in this service line, the rate of decline in our Messaging Services revenue has decreased in recent periods and is expected to continue to decrease in the near-term.

We believe the growing complexity of business processes, the acceptance of SaaS and cloud-based delivery models and the importance of real-time information and analytics are driving the need for robust B2B integration services, and in particular, the adoption of GXS’ Managed Services solutions in the marketplace.  GXS’ Managed Services offers an alternative delivery model designed for companies that may be struggling to achieve returns from B2B integration software investments or are unable to handle the considerable tasks associated with managing worldwide B2B programs.  In our model, there is no need for our customers to purchase or manage their own B2B integration software, hardware or people.  Instead, companies leverage GXS Trading Grid® by outsourcing the management of the underlying server hardware, storage platforms and B2B translation technology.  Through this model, companies are able to achieve their B2B integration goals faster and at a lower cost than through in-house and software-based approaches.

Representing nearly 37.0% of our revenues in 2012 and approximately 41.4% and 39.8% of our revenues for the three and nine months ended September 30, 2013, respectively, we believe Managed Services will become an increasing percentage of our total revenues over time, and represent, along with our Messaging Services, the largest portion of our total revenues.  During the three months ended September 30, 2013, Managed Services revenue exceeded Messaging Services revenue for the first time in our history.  We also believe that our other service lines, such as B2B Software and Services, Data Synchronization and Customer Outsourcing Services will represent a smaller portion of our total revenues over time.

Our Revenues and Expenses

Revenues

We charge our customers a fee for processing transactions.  Revenues on contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of the actual transactions or the specified contract minimum amounts.  Because the transactions we process, such as the exchange of invoices and purchase orders, are routine and essential to the day-to-day operations of our customers, the revenues generated from these fees tend to be recurring in nature.  Customers who are not committed to multi-year contracts generally are under contracts for transaction processing solutions that automatically renew every month or year, depending on the terms of the specific contracts.

Professional services are usually associated with new project implementation, in which case the associated professional services revenue is deferred over the estimated customer life which, based on our current estimates, approximates the initial contract term.  When professional services are performed under either fixed-fee or time and material contracts, revenue is recognized as the related services are provided.

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

For the three and nine months ended September 30, 2013 and 2012, the breakdown of revenue by service line, along with each service line’s percentage of total revenue, appears below (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Service Line	Amount	%	Amount	%	Amount	%	Amount	%
Messaging Services	$49,966	41.0%	$52,332	43.1%	$151,710	42.0%	$160,281	44.4%
Managed Services	50,396	41.4%	45,102	37.2%	143,897	39.8%	130,505	36.1%
B2B Software and Services	10,529	8.7%	12,191	10.1%	32,192	8.9%	34,406	9.5%
Data Synchronization	8,046	6.6%	7,916	6.5%	23,823	6.6%	24,425	6.8%
Custom Outsourcing Services	2,831	2.3%	3,738	3.1%	9,665	2.7%	11,383	3.2%

Total revenue / percentage	$121,768	100.0%	$121,279	100.0%	$361,287	100.0%	$361,000	100.0%

Each service line includes revenue from transaction processing, professional services, software licensing and software maintenance.

As a result of our significant international operations, the translation of our foreign revenues generated in foreign currencies into U.S. dollars impacts the comparison of our revenues from period to period.  Our revenues have been affected by a fluctuating U.S. dollar relative to the foreign currencies in which we transact business.  The relative strengthening of the U.S. dollar during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, resulted in a $1.9 million and a $5.7 million decrease in our revenues for the three and nine months ended September 30, 2013, respectively, from translating revenues generated in foreign currencies into U.S. dollars.  (See “Item 3—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”)

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

We defer all direct and relevant costs associated with implementation of certain long-term customer contracts to the extent such costs can be recovered through guaranteed minimum revenues.  The unamortized balances of these costs as of September 30, 2013 and December 31, 2012 were $30.1 million and $28.7 million, respectively, and are recorded in either “prepaid expenses and other assets” or “other assets” in the condensed consolidated balance sheets, depending on the remaining duration of the underlying contracts.

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

As a result of our significant international operations, the translation of our foreign costs of revenues and operating expenses into U.S. dollars impacts the comparison of our costs of revenues and operating expenses from period to period.  Our costs of revenues and operating expenses have been affected by a fluctuating U.S. dollar.  The relative strengthening of the U.S. dollar during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012 resulted in a $1.6 million and $4.0 decrease in our costs of revenues and operating expenses for the three and nine months ended September 30, 2013, respectively, from translation of our expenses incurred in foreign currencies into U.S. dollars.  (See “Item 3—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”)

The following is a summary of our costs and operating expenses for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Costs and Operating Expenses	2013	2012	2013	2012

Cost of revenues	$65,082	$67,201	$196,785	$198,809
Sales and marketing	17,363	17,117	52,376	50,797
General and administrative	16,843	15,435	51,876	51,222

Total costs and operating expenses	$99,288	$99,753	$301,037	$300,828

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

The table below reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$541	$(146)	$(9,486)	$(10,472)

Adjustments:
Income tax expense	1,392	1,276	3,315	3,403
Interest expense, net	21,083	21,093	63,218	63,562
Depreciation and amortization	14,259	14,081	41,784	42,294
Stock compensation expense	333	230	915	609
Other (income) expense, net	(536)	(697)	3,203	3,679
Restructuring charges	242	402	1,461	1,360
Write-off of unrealizable financing costs	1,637	––	1,637	––
Merger and acquisition fees	––	––	––	3
Deferred income adjustment (1)	––	––	––	25
Management fees	1,000	1,000	3,000	3,000
Total adjustments	39,410	37,385	118,533	117,935

Adjusted EBITDA	$39,951	$37,239	$109,047	$107,463
____________
(1)	Purchase accounting requires that deferred income of an acquired business be written down to fair value of the underlying obligations plus associated margin at the date of acquisition.

Adjusted EBITDA for the three months ended September 30, 2013 and 2012 was $40.0 million and $37.2 million, respectively.  Adjusted EBITDA for the nine months ended September 30, 2013 and 2012 was $109.0 million and $107.5 million, respectively.  The increase in Adjusted EBITDA of $2.8 million (or 7.3%) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was driven by slightly increased revenue along with decreased cost of revenues and general and administrative operating expenses which resulted in increased operating income being generated.  The increase in Adjusted EBITDA of $1.5 million (or 1.4%) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was also driven by slightly increased revenue along with decreased cost of revenues and general and administrative operating expenses resulting in increased operating income being generated.

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

MCV for the three and nine months ended September 30, 2013 was $65.1 million and $164.6 million, respectively, which were increases of $15.0 million (or 29.8%) and $9.2 million (or 5.9%), respectively, when compared to MCV of $50.1 million and $155.4 million for the three and nine months ended September 30, 2012.  The MCV increases were primarily due to the effect of Managed Services deals in Europe, Middle-East and Africa (“EMEA”) and North America for the three months ended September 30, 2013 and due to the effect of Managed Services deals in EMEA, North America and Japan for the nine months ended September 30, 2013.

Managed Services deals accounted for approximately 86% and 70% of the MCV for the three months ended September 30, 2013 and 2012, respectively, and approximately 82% and 76% of the MCV for the nine months ended September 30, 2013 and 2012, respectively.  Messaging Services deals accounted for approximately 6% and 16% of the MCV for the three months ended September 30, 2013 and 2012, respectively, and approximately 9% and 12% of the MCV for the nine months ended September 30, 2013 and 2012, respectively.  Approximately 96% of Managed Services’ MCV for each of the three and nine months ended September 30, 2013, respectively, was generated from the North America, EMEA and Japan regions compared to approximately 86% and 93% of Managed Services’ MCV for the three and nine months ended September 30, 2012, respectively, being generated from these same regions.

The MCV calculations are not reflected or recorded within the condensed consolidated financial statements.  MCV is not a measure of financial condition or financial performance under U.S. GAAP and should not be considered as an alternative to revenues, deferred income, as a measure of financial condition, or operating performance.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenues.  Revenues increased by $0.5 million, or 0.4%, to $121.8 million for the three months ended September 30, 2013 from $121.3 million for the three months ended September 30, 2012.  The increase was principally due to the continued growth of our Managed Services revenues in nearly all regions, but particularly in the EMEA, North America and Brazil regions, partially offset by decreases in our Messaging Services revenues and decreases in our other revenue service lines as a result of expected competitive pricing pressure and customer attrition, along with the $1.9 million unfavorable impact of translating revenues generated in foreign currencies to U.S. dollars.  A comparison of our revenues by service line is as follows:

•
Messaging Services revenues decreased by $2.3 million, or 4.5%, to $50.0 million for the three months ended September 30, 2013 from $52.3 million for the three months ended September 30, 2012.  The decrease resulted principally from $1.0 million in net decreases on Messaging Services projects due to price reductions and customer attrition for the three months ended September 30, 2013, along with the $1.3 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective three month periods.

•
Managed Services revenues increased by $5.3 million, or 11.7%, to $50.4 million for the three months ended September 30, 2013 from $45.1 million for the three months ended September 30, 2012.  The increase was principally due to $5.8 million of revenue generated by new Managed Services projects for the three months ended September 30, 2013, partially offset by the $0.5 million unfavorable impacts of translating revenues generated in foreign currencies into U.S. dollars for the respective three month periods.

•
B2B Software and Services revenues decreased by $1.7 million, or 13.6%, to $10.5 million for the three months ended September 30, 2013 from $12.2 million for the three months ended September 30, 2012.  The decrease was principally from $1.7 million in net decreases on B2B Software and Services projects due to lower software license sales and customer attrition for the three months ended September 30, 2013.

•
Data Synchronization revenues increased by $0.1 million, or 1.6%, to $8.0 million for the three months ended September 30, 2013 from $7.9 million for the three months ended September 30, 2012.  The increase resulted principally from $0.2 million of revenue generated by new Data Synchronization projects for the three months ended September 30, 2013, partially offset by the $0.1 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective three month periods.

•
Custom Outsourcing Services revenues decreased by $0.9 million, or 24.3%, to $2.8 million for the three months ended September 30, 2013 from $3.7 million for the three months ended September 30, 2012.  The decrease resulted principally from $0.9 million in net decreases on Custom Outsourcing Services projects due to price reductions, customer attrition and our planned de-emphasis for the three months ended September 30, 2013.  We expect to continue the de-emphasis of this revenue service line in the future.

Cost of revenues. Cost of revenues decreased by $2.1 million, or 3.1%, to $65.1 million for the three months ended September 30, 2013 from $67.2 million for the three months ended September 30, 2012.  The decrease in cost of revenues for the three months ended September 30, 2013 was primarily driven by lower contractor costs associated with the conversion of certain contractors to employees in the second half of 2012, higher capitalization of internal use software for work on planned applications enhancements, reduced hosting fees related to initiative towards internal management of data center environments, the favorable impact of translating foreign currencies into U.S. dollars, and increased deferral of certain direct and relevant costs associated with implementation of long-term customer contracts in 2013, partially offset by higher salary and benefit costs associated with planned net increases in headcount. Cost of revenues represented 53.4% of revenues for the three months ended September 30, 2013, as compared to 55.4% for the three months ended September 30, 2012.

Sales and marketing.  Sales and marketing expenses increased by $0.2 million, or 1.4%, to $17.4 million for the three months ended September 30, 2013 from $17.1 million for the three months ended September 30, 2012.  The increase was primarily due to higher salary and benefit costs largely driven by planned net increases in headcount, along with higher commissions which more than offset the favorable impact of translating foreign currencies into U.S. dollars.  Sales and marketing expense represented 14.3% of revenues for the three months ended September 30, 2013, as compared to 14.1% of revenues for the three months ended September 30, 2012.

General and administrative.  General and administrative expenses increased by $1.4 million, or 9.1%, to $16.8 million for the three months ended September 30, 2013 from $15.4 million for the three months ended September 30, 2012.  General and administrative expenses included $0.2 million and $0.4 million of restructuring charges for the three months ended September 30, 2013 and 2012, respectively, which were presented separately in the prior year but have been reclassified to general and administrative expense in all periods for current year presentation purposes.  Restructuring charges include employee severance related costs and the costs associated with the darkening of facilities in the respective periods.  The increase in general and administrative expenses was primarily due to the write-off of unrealizable financing costs and higher salary costs associated with planned increases in headcount, partially offset by the favorable impact of translating foreign currencies into U.S. dollars, lower accrued vacation costs and lower restructuring costs.  General and administrative expense represented 13.8% of revenues for the three months ended September 30, 2013, as compared to 12.7% of revenues for the three months ended September 30, 2012.

The aggregate impact of translating foreign currencies into U.S. dollars lowered cost of revenues, sales and marketing, and general and administrative expenses by approximately $1.6 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Operating income.  Operating income increased by $1.0 million to $22.5 million for the three months ended September 30, 2013 compared to $21.5 million for the three months ended September 30, 2012.  The 4.4% increase in operating income for the three months ended September 30, 2013, was primarily attributable to the $0.5 million increase in revenues, the $2.1 million decrease of our cost of revenues, partially offset by the $0.2 million increase in sales and marketing expenses and the $1.4 million increase in general and administrative expenses.

Interest expense, net.  Interest expense, net was essentially flat or unchanged at $21.1 million for the three months ended September 30, 2013 and for the three months ended September 30, 2012.

Other income (expense), net.  Other income (expense), net was $0.6 million income and $0.7 million income for the three months ended September 30, 2013 and 2012, respectively.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.

Income tax expense.  Income tax expense was $1.4 million for the three months ended September 30, 2013, which was a $0.1 million increase compared to $1.3 million for the three months ended September 30, 2012.  The income tax expense for the three months ended September 30, 2013 and 2012, respectively, is related primarily to taxes for foreign jurisdictions in which we have net taxable income.

Net income (loss).  Net income was $0.5 million for the three months ended September 30, 2013 compared to a $0.1 million net loss for the three months ended September 30, 2012.  The $0.6 million increase in net income for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is principally due to the increase in operating income along with the decrease in foreign currency transaction gains and increase in income tax expense between the comparative periods.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenues.  Revenues increased by $0.3 million, or 0.1%, to $361.3 million for the nine months ended September 30, 2013 from $361.0 million for the nine months ended September 30, 2012.  The increase was principally due to the continued growth of our Managed Services revenues in nearly all regions, but particularly in the EMEA, North America and Brazil regions, partially offset by expected competitive pricing pressure and customer attrition in our Messaging Services revenues and our other non-Managed Services revenue service lines, and the $5.7 million unfavorable impact of translating revenues generated in foreign currencies to U.S. dollars.  A comparison of our revenues by service line is as follows:

•
Messaging Services revenues decreased by $8.6 million, or 5.3%, to $151.7 million for the nine months ended September 30, 2013 from $160.3 million for the nine months ended September 30, 2012.  The decrease resulted principally from $4.7 million in net decreases on Messaging Services projects due to price reductions and customer attrition for the nine months ended September 30, 2013, along with the $3.9 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective nine month periods.

•
Managed Services revenues increased by $13.4 million, or 10.3%, to $143.9 million for the nine months ended September 30, 2013 from $130.5 million for the nine months ended September 30, 2012.  The increase was principally due to $14.9 million of revenue generated by new Managed Services projects for the nine months ended September 30, 2013, partially offset by the $1.5 million unfavorable impacts of translating revenues generated in foreign currencies into U.S. dollars for the respective nine month periods.

•
B2B Software and Services revenues decreased by $2.2 million, or 6.4%, to $32.2 million for the nine months ended September 30, 2013 from $34.4 million for the nine months ended September 30, 2012.  The decrease was principally from $2.1 million in net decreases on B2B Software and Services projects due to lower software license sales and customer attrition for the nine months ended September 30, 2013, along with the $0.1 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective nine month periods.

•
Data Synchronization revenues decreased by $0.6 million, or 2.5%, to $23.8 million for the nine months ended September 30, 2013 from $24.4 million for the nine months ended September 30, 2012.  The decrease resulted principally from $0.5 million in net decreases on Data Synchronization projects due to price reductions and customer attrition for the nine months ended September 30, 2013, along with the $0.1 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective nine month periods.

•
Custom Outsourcing Services revenues decreased by $1.7 million, or 15.1%, to $9.7 million for the nine months ended September 30, 2013 from $11.4 million for the nine months ended September 30, 2012.  The decrease resulted principally from $1.6 million in net decreases on Custom Outsourcing Services projects due to price reductions, customer attrition and our planned de-emphasis for the nine months ended September 30, 2013, along with the $0.1 million unfavorable impact of translating revenues generated in foreign currencies into U.S. dollars for the respective nine month periods.  We expect to continue the de-emphasis of this revenue service line in the future.

Cost of revenues. Cost of revenues decreased by $2.0 million, or 1.0%, to $196.8 million for the nine months ended September 30, 2013 from $198.8 million for the nine months ended September 30, 2012.  The decrease in cost of revenues for the nine months ended September 30, 2013 was primarily driven by lower contractor costs associated with the conversion of certain contractors to employees in the second half of 2012, higher capitalization of internal use software for work on planned applications enhancements, reduced hosting fees related to initiative towards internal management of data center environments, the favorable impact of translating foreign currencies into U.S. dollars, and increased deferral of certain direct and relevant costs associated with implementation of long-term customer contracts in 2013, partially offset by higher salary and benefit costs associated with planned increases in headcount. Cost of revenues represented 54.5% of revenues for the nine months ended September 30, 2013, as compared to 55.1% for the nine months ended September 30, 2012.

Sales and marketing.  Sales and marketing expenses increased by $1.6 million, or 3.1%, to $52.4 million for the nine months ended September 30, 2013 from $50.8 million for the nine months ended September 30, 2012.  The increase was primarily due to higher salary and benefit costs largely driven by planned net increases in headcount, along with higher commissions, partially offset by the favorable impact of translating foreign currencies into U.S. dollars.  Sales and marketing expense represented 14.5% of revenues for the nine months ended September 30, 2013, as compared to 14.1% of revenues for the nine months ended September 30, 2012.

General and administrative.  General and administrative expenses increased by $0.7 million, or 1.3%, to $51.9 million for the nine months ended September 30, 2013 from $51.2 million for the nine months ended September 30, 2012.  General and administrative expenses included $1.5 million and $1.4 million of restructuring charges for the nine months ended September 30, 2013 and 2012, respectively, which were presented separately in the prior year but have been reclassified to general and administrative expense in all periods for current year presentation purposes.  Restructuring charges include employee severance related costs and the costs associated with the darkening of facilities in the respective periods.  The increase in general and administrative expenses was primarily due to the write-off of unrealizable financing costs and higher salary costs associated with planned net increases in headcount, partially offset by lower accrued vacation costs, lower facility rent expense, the favorable impact of translating foreign currencies into U.S. dollars, and lower outside recruiting costs.  General and administrative expense represented 14.4% of revenues for the nine months ended September 30, 2013, as compared to 14.2% of revenues for the nine months ended September 30, 2012.

The aggregate impact of translating foreign currencies into U.S. dollars lowered cost of revenues, sales and marketing, and general and administrative expenses by approximately $4.0 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Operating income.  Operating income increased by $0.1 million to $60.3 million for the nine months ended September 30, 2013 compared to $60.2 million for the nine months ended September 30, 2012.  The 0.1% increase in operating income for the nine months ended September 30, 2013, is primarily attributable to the $0.3 million increase in revenues, the $2.0 million decrease of our cost of revenues, partially offset by the $1.6 million increase in sales and marketing expenses and the $0.7 million increase in general and administrative expenses.

Interest expense, net.  Interest expense, net decreased by $0.4 million to $63.2 million for the nine months ended September 30, 2013 compared to $63.6 million for the nine months ended September 30, 2012.  The decrease in interest expense, net between the respective periods is primarily attributable to having no outstanding borrowings under the Revolver during the nine months ended September 30, 2013.

Other income (expense), net.  Other income (expense), net was $3.2 million expense and $3.7 million expense for the nine months ended September 30, 2013 and 2012, respectively.  Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions.

Income tax expense.  Income tax expense was $3.3 million for the nine months ended September 30, 2013, which was a $0.1 million decrease compared to $3.4 million for the nine months ended September 30, 2012.  The income tax expense for the nine months ended September 30, 2013 and 2012, respectively, is related primarily to taxes for foreign jurisdictions in which we have net taxable income.

Net income (loss).  Net loss was $9.5 million for the nine months ended September 30, 2013 compared to a $10.5 million net loss for the nine months ended September 30, 2012.  The $1.0 million decrease in net loss for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is principally due to the increase in operating income along with the decreases in foreign currency transaction losses, interest expense and income tax expense between the comparative periods.

Sources and Uses of Cash

The following table is a summary of sources and uses of cash during the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012

Cash flows provided by operating activities	$65,937	$62,830
Cash flows used in investing activities	(33,561)	(31,405)
Cash flows used in financing activities	––	(3,421)
Effect of exchange rate changes on cash	(919)	(154)
Net increase in cash and cash equivalents	$31,457	$27,850

Cash and cash equivalents, end of period	$66,487	$40,818

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Net cash provided by operating activities was $65.9 million compared to $62.8 million provided by operating activities for the nine months ended September 30, 2013 and 2012, respectively.  The $3.1 million increase in net cash provided by operating activities was principally attributable to the continued  improvement in collecting trade accounts receivable, partially offset by timing of payments on certain trade payables, specifically management fees.

Net cash used in investing activities was $33.6 million for the nine months ended September 30, 2013 compared to $31.4 million for the nine months ended September 30, 2012.  Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 consisted entirely of capital expenditures for software and equipment primarily related to continued enhancements of our service platform for both periods.  Capital expenditures for the nine months ended September 30, 2013 and 2012 included $22.8 million and $18.6 million, respectively, of labor costs capitalized for the development of internal-use software.

No cash was provided by or used in financing activities during the nine months ended September 30, 2013 compared to $3.4 million net cash used in financing activities for the nine months ended September 30, 2012.  Net cash used in financing activities for the nine months ended September 30, 2012 was from $3.0 million in net repayments under the Revolver and $0.4 million in deferred financing costs associated with amending the Revolver.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $66.5 million and $40.8 million at September 30, 2013 and 2012, respectively.  At September 30, 2013 and 2012, there were no borrowings outstanding under the revolving credit facility of our Credit and Guaranty Agreement (the “Revolver”).  At September 30, 2013 and 2012, approximately $10.9 million and $11.7 million, respectively, of the $50.0 million of Revolver capacity was pledged as security for certain letters of credit.  Therefore, the total available cash liquidity, including cash and cash equivalents and total Revolver capacity, less outstanding borrowings and letters of credit secured by the Revolver, was approximately $105.6 million and $79.1 million at September 30, 2013 and 2012, respectively.

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

The Senior Secured Notes bear an interest rate of 9.75% with interest payable on June 15 and December 15 each year.  The Senior Secured Notes mature on June 15, 2015.  The optional redemption features on the Senior Secured Notes that are remaining as of September 30, 2013, are summarized as follows:

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

The Revolver also requires that we meet and maintain certain financial ratios and tests, including those described above.  Our ability to comply with these covenants and to meet and maintain the financial ratios is material to the success of our business and may be affected by events beyond our control.  Our failure to comply with these covenants could result in a default under the Revolver and the indenture governing our Senior Secured Notes.  At September 30, 2013, we had an interest coverage ratio of 1.90 and a net leverage ratio of 4.94, both calculated as defined in the Revolver, and we were in compliance with all financial and non-financial covenants.

Off-Balance Sheet Arrangements

As of September 30, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Professional Services — We earn professional service revenue pursuant to either fixed-fee or time and material contracts and in most instances revenue is recognized as the related services are provided, except when such services are associated with a new project implementation, in which case the associated revenue is deferred over the estimated customer life which approximates the initial contract term as outlined below.

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

We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.  The unamortized balance of these deferred costs as of September 30, 2013 and December 31, 2012 was $30.1 million and $28.7 million, respectively.

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

Valuation of Long-lived Assets

We periodically evaluate the estimated useful life of property and equipment and, when appropriate, adjust the useful life thereby increasing or decreasing the depreciation expense recorded in the current and in future reporting periods.  We also assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:

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

Goodwill

We test goodwill and intangible assets with indefinite useful lives for impairment at least annually (as of December 31), or whenever there is a change in events or circumstances which may indicate impairment.  In accordance with ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, we first assesses various qualitative factors (defined in the guidance) to determine whether it is necessary to perform a quantitative goodwill impairment test.  Should it be necessary to perform the two-step quantitative goodwill impairment test, we first compare the carrying value of the reporting unit which holds the goodwill with the fair value of the reporting unit.  If the carrying value is less than the fair value, there is no impairment.  If the carrying value exceeds the fair value of the reporting unit, an additional test is performed to measure the impairment loss.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 – Comprehensive Income (Topic 220):  Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU requires an entity to provide additional details regarding any amounts reclassified out of accumulated other comprehensive income by component and present, either on the face of the statement where net income (loss) is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss).  For public entities, the ASU is effective prospectively for reporting periods after December 15, 2012.  We have adopted ASU 2013-02 and there was no significant impact on our condensed consolidated financial statements presentation.

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

Although much of our revenues are generated in U.S. dollars, approximately $47.1 million (or 38.7%) and $141.9 million (or 39.3%) of our total revenues for the three and nine months ended September 30, 2013, respectively, were generated in non-U.S. dollar denominated currencies.  Our revenues generated in non-U.S. dollar denominated currencies for the three and nine months ended September 30, 2012 were approximately $47.7 million (or 39.4%) and $143.2 million (or 39.7%) of our total revenues, respectively.

Our operating expenses are also generally denominated in U.S. dollars; however, approximately $34.8 million (or 35.1%) and $106.5 million (or 35.4%) of our total operating expenses for three and nine months ended September 30, 2013, respectively, were denominated in foreign currencies.  Our operating expenses generated in foreign currencies for the three and nine months ended September 30, 2012 were approximately $34.1 million (or 34.2%) and $102.4 million (or 34.0%) of our total operating expenses, respectively.

Due to the relatively stronger U.S. dollar during the three and nine months ended September 30, 2013, our operating income was negatively affected by approximately $0.3 million and $1.7 million when compared to the three and nine months ended September 30, 2012, respectively.

From a sensitivity analysis viewpoint, based on our financial results for the three and nine months ended September 30, 2013, a hypothetical overall 10.0% change in the U.S. dollar from the average foreign exchange rates during the three and nine months ended September 30, 2013 would have impacted our revenues and operating income by approximately $4.7 million and $1.2 million, respectively, for the three months ended September 30, 2013 and by approximately $14.2 million and $3.5 million, respectively, for the nine months ended September 30, 2013.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A bank guarantee totaling approximately $3.3 million was made in May 2012 for a disputed tax matter in Brazil by our subsidiary, GXS Tecnologia da Informacao (Brasil) Ltda. (“GXS Brazil”), in connection with GXS Brazil’s judicial appeal of a tax claim by the municipality of Sao Paulo, Brazil in the approximate amount of $2.5 million as of September 30, 2013.  The bank guarantee is collateralized by a deposit of cash with the issuing bank.  In April 2013, GXS Brazil made an additional deposit of $0.4 million to the bank guarantee.  We may replace the bank guarantee with a letter of credit, likely under our Revolver, upon negotiation of commercially acceptable terms and conditions, if any, which would result in a return of the cash deposit.  We can terminate the bank guarantee or replace the cash with a letter of credit at our option at any time and, therefore, have unrestricted access to the cash.  However, terminating the bank guarantee without replacing it with a letter of credit would be expected to have detrimental legal and tax consequences that could prevent us from conducting business as usual in Brazil.  We believe that the position of the Sao Paulo tax authorities is not consistent with the relevant facts.  However, there can be no assurance that we will ultimately prevail and it is likely that the bank guarantee and supporting cash collateral, or substituted letter of credit, will remain in place for several years while GXS Brazil pursues the appeal of the tax claim in the courts.  While based on information available on the case and other similar matters provided by local counsel, we believe the facts support our position that an unfavorable outcome is not probable and no tax is owed, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above plus any interest or penalties that may accrue.

At September 30, 2013, one of GXS Brazil’s large customers has notified them that it is now disputing certain invoices previously rendered by GXS Brazil, almost all of which were previously accepted and paid by the customer.  The invoices cover the period from June 1, 2010 through August 5, 2013 and total approximately $2.1 million.  The customer has provided its own internal assessment with which we vigorously disagree as being fundamentally flawed.  The parties are actively working to resolve the issue but it is possible that in the event of a settlement, we could ultimately pay the customer an amount of liquidated damages.  However, we are unable to estimate the likelihood or amount of a potential loss, if any, and have not accrued for any potential exposure.

We charge certain costs to our subsidiaries, including GXS Brazil,  primarily based on historical transfer pricing studies that intend to reflect the costs incurred by such subsidiaries.  Although GXS Brazil has generally not accrued and paid such charges, we may be required to withhold taxes and pay certain social tax charges on certain charges.  It is also possible that Brazilian tax authorities could challenge the allocation methodologies we have employed.  We believe that an unfavorable outcome is not probable; however, any potential loss, including any interest or penalties that may accrue, cannot currently be determined.

In addition, our Indian subsidiary, GXS India Technology Centre Private Limited (“GXS India”), is subject to potential assessments by Indian tax authorities in the district of Bangalore.  Both U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arms-length prices.  Accordingly, GXS India determines the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control.  If the applicable tax authorities determine that the transfer price applied was not appropriate, GXS India may incur an increased tax liability, including accrued interest and penalties.  GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate.  Based on advice from our tax advisors, we continue to believe that the facts the Indian tax authorities are using to support their assessment are incorrect.  GXS India has filed appeals and anticipates an eventual settlement with the Indian tax authorities.  We have accrued approximately $1.5 million to cover our anticipated financial exposure in this matter.  There can be no assurance that our appeals will be successful or that these appeals will be finally resolved in the near future.  There is a possibility that we may receive similar orders for other years until the above disputes are resolved.

As of September 30, 2013, the State of Michigan is conducting an audit of certain tax returns for seller’s use tax, and single business tax, filed by Inovis for various tax filing periods from 2004 through 2009.  Although audit determinations have been received from the State of Michigan for a total alleged liability of approximately $0.8 million, including penalties and interest, we are contesting such determinations and will commence legal proceedings as provided for in state statutes, if necessary.  As a required step in the State of Michigan’s Court of Claims filing process, we made a $0.7 million deposit under protest with the State of Michigan in November 2013.  At this time, we have concluded that a loss is not probable and therefore have not accrued for any potential exposure in these matters.

There have been no other material changes in legal proceedings from those described in Part I, Item 3 included in our 2012 Annual Report on Form 10-K.

Item 1A.	Risk Factors

There have been no material changes in the risk factors affecting us from those described in Part I, Item 1A of our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Instance Document
*101.SCH	Taxonomy Extension Schema
*101.CAL	Taxonomy Extension Calculation Linkbase
*101.DEF	Taxonomy Extension Definition Linkbase
*101.LAB	Taxonomy Extension Label Linkbase
*101.PRE	Taxonomy Extension Presentation Linkbase
____________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2013
GXS WORLDWIDE, INC.

By:	/s/ Robert Segert
Name:	Robert Segert
Title:	Director, President and Chief Executive Officer

By:	/s/ Gregg Clevenger
Name:	Gregg Clevenger
Title:	Executive Vice President, Chief Financial Officer
and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Instance Document
*101.SCH	Taxonomy Extension Schema
*101.CAL	Taxonomy Extension Calculation Linkbase
*101.DEF	Taxonomy Extension Definition Linkbase
*101.LAB	Taxonomy Extension Label Linkbase
*101.PRE	Taxonomy Extension Presentation Linkbase
____________

*Filed herewith